Form 10-Q
period 1995-04-01
THERMO VOLTEK CORP
filed 1995-05-05
CIK 102138

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                     ---------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended April 1, 1995.

   [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

                         Commission File Number 1-10574


                               THERMO VOLTEK CORP.
             (Exact name of Registrant as specified in its charter)

   Delaware                                                         13-1946800
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                          Identification No.)

   470 Wildwood Street, P.O. Box 2878
   Woburn, Massachusetts                                            01888-1578
   (Address of principal executive offices)                         (Zip Code)


       Registrant's telephone number, including area code: (617) 622-1000

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
               Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
               90 days.   Yes  [ X ]   No  [   ]

               Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                   Outstanding at April 28, 1995
         ----------------------------     ------------------------------
         Common Stock, $.05 par value                4,060,517
PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                               THERMO VOLTEK CORP.


   PART I - Financial Information

   Item 1 - Financial Statements


   (a) Consolidated Balance Sheet - Assets as of April 1, 1995 and December 31, 1994 (In thousands)

                                                      April 1,  December 31,
                                                          1995          1994
                                                      --------  ------------
   Current Assets:
     Cash and cash equivalents                         $ 4,104       $ 8,955
     Available-for-sale investments, at quoted market
       value (amortized cost of $28,695 and $28,589)
       (includes $1,327 and $299 of related
       party investments)                               28,504        28,105
     Accounts receivable, less allowances of $442
       and $343                                          7,937         6,161
     Unbilled contract costs and fees                      337           273
     Inventories:
       Raw materials                                     2,314         1,996
       Work in process                                   2,171         1,541
       Finished goods                                    2,381         1,939
     Prepaid income taxes                                  286           441
     Other current assets                                  309           331
                                                       -------       -------
                                                        48,343        49,742
                                                       -------       -------

   Property, Plant and Equipment, at Cost                6,132         5,689
     Less: Accumulated depreciation and amortization     3,832         3,583
                                                       -------       -------
                                                         2,300         2,106
                                                       -------       -------
   Other Assets                                          1,014           980
                                                       -------       -------
   Cost in Excess of Net Assets of Acquired
     Companies (Note 2)                                 12,653         9,396
                                                       -------       -------
                                                       $64,310       $62,224
                                                       =======       =======


   The accompanying notes are an integral part of these consolidated financial statements.




                                        2PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                               THERMO VOLTEK CORP.


   (a) Consolidated Balance Sheet - Liabilities and Shareholders' Equity as of April 1, 1995 and December 31, 1994 (In thousands except share amounts)

                                                      April 1,   December 31,
                                                          1995           1994
                                                      --------   ------------
   Current Liabilities:
     Notes payable                                     $ 1,223       $   781
     Accounts payable                                    2,885         2,698
     Accrued payroll and employee benefits                 892           879
     Accrued commissions                                   369           329
     Customer deposits                                     223           489
     Accrued income taxes                                  576           270
     Other accrued expenses                              2,135           926
     Due to parent company and Thermo
       Electron Corporation                                607         1,380
                                                       -------       -------
                                                         8,910         7,752
                                                       -------       -------
   Subordinated Convertible Obligations, Including
     $11,500 Due to Parent Company                      45,851        46,000
                                                       -------       -------
   Shareholders' Equity:
     Common stock, $.05 par value, 10,000,000 shares
       authorized; 4,064,991 and 4,038,445
       shares issued                                       203           202
     Capital in excess of par value                     11,332        11,237
     Accumulated deficit                                (2,442)       (2,857)
     Treasury stock at cost, 5,774 and 6,000 shares        (49)          (50)
     Cumulative translation adjustment                     619           260
     Net unrealized loss on available-for-sale
       investments                                        (114)         (320)
                                                       -------       -------
                                                         9,549         8,472
                                                       -------       -------
                                                       $64,310       $62,224
                                                       =======       =======


   The accompanying notes are an integral part of these consolidated financial statements.






                                        3PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                               THERMO VOLTEK CORP.


   (b) Consolidated Statement of Income for the three months ended
       April 1, 1995 and April 2, 1994 (In thousands except per share amounts)

                                                        Three Months Ended
                                                      ----------------------
                                                      April 1,      April 2,
                                                          1995          1994
                                                      --------      --------

   Revenues                                            $ 7,308       $ 4,928
                                                       -------       -------
   Costs and Operating Expenses:
     Cost of revenues                                    3,820         2,509
     Selling, general and administrative
       expenses                                          2,442         1,638
     Research and development expenses                     454           353
                                                       -------       -------
                                                         6,716         4,500
                                                       -------       -------

   Operating Income                                        592           428

   Interest Income                                         538           354
   Interest Expense (includes $177 for notes
     to related party in 1995 and 1994)                   (564)         (544)
   Other Income                                             14             -
                                                       -------       -------
   Income Before Provision for Income Taxes                580           238
   Provision for Income Taxes                              165            40
                                                       -------       -------
   Net Income                                          $   415       $   198
                                                       =======       =======
   Earnings per Share:
     Primary                                           $   .10       $   .05
                                                       =======       =======
     Fully diluted                                     $   .08       $   .05
                                                       =======       =======
   Weighted Average Shares:
     Primary                                             4,045         4,087
                                                       =======       =======
     Fully diluted                                       8,967         4,087
                                                       =======       =======


   The accompanying notes are an integral part of these consolidated financial statements.




                                        4PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                               THERMO VOLTEK CORP.


   (c) Consolidated Statement of Cash Flows for the three months ended April 1, 1995 and April 2, 1994 (In thousands)

                                                        Three Months Ended
                                                      ----------------------
                                                      April 1,      April 2,
                                                          1995          1994
                                                      --------      --------
   Operating Activities:
     Net income                                        $   415       $   198
     Adjustments to reconcile net income to
       net cash provided by (used in)
       operating activities:
         Depreciation and amortization                     373           210
         Provision for losses on accounts receivable        15            12
         Changes in current accounts, excluding
           the effects of acquisitions:
             Accounts receivable                          (585)          (17)
             Inventories and unbilled contract
               costs and fees                             (515)         (190)
             Other current assets                          114          (173)
             Accounts payable                             (129)         (276)
             Other current liabilities                    (487)          622
         Other                                             (10)           41
                                                       -------       -------
               Net cash provided by (used in)
                operating activities                      (809)          427
                                                       -------       -------
   Investing Activities:
     Acquisitions, net of cash acquired (Note 2)        (4,000)            -
     Purchases of available-for-sale investments        (7,500)       (3,633)
     Proceeds from sale and maturities of
       available-for-sale investments                    7,000             -
     Purchases of property, plant and equipment           (156)         (214)
     Other                                                 391             -
                                                       -------       -------
               Net cash used in investing
                activities                              (4,265)       (3,847)
                                                       -------       -------
   Financing Activities:
     Issuance of short-term obligations                    347             -
     Repurchase of long-term obligations                  (132)            -
     Net proceeds from issuance of Company
       common stock                                         96            89
                                                       -------       -------
               Net cash provided by financing
                activities                             $   311       $    89
                                                       -------       -------




                                        5PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                               THERMO VOLTEK CORP.


   (c) Consolidated Statement of Cash Flows for the three months ended April 1, 1995 and April 2, 1994 (In thousands) (continued)

                                                        Three Months Ended
                                                      ----------------------
                                                      April 1,      April 2,
                                                          1995          1994
                                                      --------      --------

   Exchange Rate Effect on Cash                        $   (88)      $    (3)
                                                       -------       -------

   Decrease in Cash and Cash Equivalents                (4,851)       (3,334)
   Cash and Cash Equivalents at Beginning of Period      8,955        21,458
                                                       -------       -------
   Cash and Cash Equivalents at End of Period          $ 4,104       $18,124
                                                       =======       =======

   Cash Paid For:
     Interest                                          $   122       $   100
     Income taxes                                      $    55       $    59


   The accompanying notes are an integral part of these consolidated financial statements.
























                                        6PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                               THERMO VOLTEK CORP.


   (d) Notes to Consolidated Financial Statements - April 1, 1995

   1.   General

        The interim consolidated financial statements presented have been prepared by Thermo Voltek Corp. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three-month periods ended April 1, 1995 and April 2, 1994, (b) the financial position at April 1, 1995, and (c) the cash flows for the three-month periods ended April 1, 1995 and April 2, 1994. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of December 31, 1994, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Securities and Exchange Commission.


   2.   Acquisition

        On March 1, 1995, the Company acquired substantially all of the assets, subject to certain liabilities, of Kalmus Engineering Incorporated and R. F. Power Labs, Incorporated (collectively, Kalmus) for approximately $3.6 million in cash, subject to a post-closing adjustment. Kalmus is a manufacturer of radio frequency power amplifiers and systems used to test products for immunity to radiated or conducted radio frequency interference and for medical imaging and telecommunications applications. The acquisition has been accounted for using the purchase method of accounting, and Kalmus' results of operations have been included in the accompanying financial statements from the date of acquisition. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $3.0 million, which is being amortized over 40 years. Allocation of the purchase price for this acquisition was based on an estimate of the fair value of the net assets acquired and is subject to adjustment.









                                        7PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                               THERMO VOLTEK CORP.


   (d) Notes to Consolidated Financial Statements - April 1, 1995 (continued)


   2.   Acquisition (continued)

        Based on unaudited data, the following table presents selected financial information for the Company and Kalmus on a pro forma basis, assuming the companies had been combined since the beginning of 1994.

                                                          Three Months Ended
                                                        ---------------------
                                                        April 1,     April 2,
   (In thousands except per share amounts)                  1995         1994
   --------------------------------------------------------------------------

   Revenues                                              $8,033       $6,035
   Net income                                               617          360
   Earnings per share:
     Primary                                                .15          .09
     Fully diluted                                          .10          .09

        The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition of Kalmus been made at the beginning of 1994.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Description of Business

        The Company designs, manufactures, and markets instruments that test electronic and electrical systems and components for immunity to pulsed electromagnetic interference (pulsed EMI) through its KeyTek Instrument division (KeyTek), and designs, manufactures, and markets high-voltage power conversion systems, modulators, fast-response protection systems, and related high-voltage equipment for industrial, medical, and environmental processes, and for defense and scientific research applications, through its Universal Voltronics division. Through its Comtest Instrumentation B.V. and Comtest Limited subsidiaries (collectively, Comtest), the Company provides electromagnetic compatibility (EMC) consulting and systems-integration services, distributes a range of EMC-related products, and manufactures and markets specialized power supplies for telecommunications equipment. In July 1994, Comtest acquired Verifier Systems Limited (Verifier), which manufactures a line of electrostatic discharge test equipment that performs electrical stress tests for semiconductor devices. In March 1995, the Company acquired Kalmus Engineering Incorporated and R. F. Power Labs, Incorporated (collectively, Kalmus), which manufacture radio frequency power amplifiers and systems used to test products for immunity to radiated or conducted radio frequency interference and for medical imaging and telecommunications applications.



                                        8PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                               THERMO VOLTEK CORP.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Results of Operations

   First Quarter 1995 Compared With First Quarter 1994

        Revenues increased 48% to $7,308,000 in the first quarter of 1995 from $4,928,000 in the first quarter of 1994, due to the inclusion of $750,000 in revenues from Verifier, which was acquired in July 1994, an increase of $633,000 in revenues from Comtest, an increase of $515,000 in revenues from KeyTek due to greater demand, the inclusion of $294,000 in revenues from Kalmus, which was acquired on March 1, 1995, and an increase of $188,000 in revenues from Universal Voltronics due to greater demand. The increase in revenues at Comtest resulted from greater demand and the favorable effects of currency translation due to a weaker U.S. dollar in 1995.

        The gross profit margin was 48% in the first quarter of 1995, compared with 49% in the first quarter of 1994. The decrease was due primarily to higher costs associated with an upgraded product at KeyTek, offset in part by the inclusion of higher-margin Verifier revenues.

        Selling, general and administrative expenses as a percentage of revenues were 33% in the first quarters of both 1995 and 1994. Research and development expenses decreased to 6.2% of revenues in the first quarter of 1995 from 7.2% in the first quarter of 1994, due primarily to an increase in total revenues.

        Interest income increased to $538,000 in the first quarter of 1995 from $354,000 in the first quarter of 1994, due primarily to higher prevailing interest rates in 1995. Interest expense increased to $564,000 in the first quarter of 1995 from $544,000 in the first quarter of 1994, due primarily to the inclusion of interest expense associated with borrowings under Comtest's outstanding line of credit.


   Financial Condition

   Liquidity and Capital Resources

        Working capital was $39,433,000 at April 1, 1995, compared with $41,990,000 at December 31, 1994. Included in working capital are cash, cash equivalents, and available-for-sale investments of $32,608,000 at April 1, 1995, compared with $37,060,000 at December 31, 1994. In March 1995, the Company acquired substantially all of the assets, subject to certain liabilities, of Kalmus for approximately $3.6 million in cash, subject to a post-closing adjustment (see Note 2 to Consolidated Financial Statements).



                                        9PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                               THERMO VOLTEK CORP.

   PART II - Other Information

   Item 6 - Exhibits and Reports on Form 8-K

   (a) Exhibits

        See Exhibit Index on the page immediately preceding exhibits.


   (b) Reports on Form 8-K

        On March 16, 1995, the Company filed a Current Report on Form 8-K pertaining to its acquisition of Kalmus Engineering Incorporated and R. F. Power Labs, Incorporated (collectively, Kalmus) on March 1, 1995. On April 27, 1995, the Company filed certain historical financial statements of Kalmus and pro forma combined condensed financial statements as part of an amendment to the Form 8-K.





















                                       10PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                               THERMO VOLTEK CORP.



                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of May 1995.



                                                THERMO VOLTEK CORP.


                                                Paul F. Kelleher
                                                ------------------------
                                                Paul F. Kelleher
                                                Chief Accounting Officer



                                                John N. Hatsopoulos
                                                ------------------------
                                                John N. Hatsopoulos
                                                Chief Financial Officer























                                       11PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                               THERMO VOLTEK CORP.


                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                    Page
   -------      -----------------------------------------------------     ----

      11        Statement re:  Computation of earnings per share.

      27        Financial Data Schedule.