Form 10-Q
period 1995-07-01
THERMO VOLTEK CORP
filed 1995-08-04
CIK 102138

                       SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended July 1, 1995.

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

               Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                   Outstanding at July 28, 1995
         ----------------------------     -----------------------------
         Common Stock, $.05 par value                4,277,425
PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                               THERMO VOLTEK CORP.


   PART I - Financial Information

   Item 1 - Financial Statements

   (a) Consolidated Balance Sheet - Assets as of July 1, 1995 and
       December 31, 1994 (In thousands)

                                                       July 1,  December 31,
                                                          1995          1994
                                                       -------  ------------

   Current Assets:
     Cash and cash equivalents                         $ 4,954       $ 8,955
     Available-for-sale investments, at quoted market
       value (amortized cost of $28,804 and $28,589)
       (includes $1,582 and $299 of related
       party investments)                               29,068        28,105
     Accounts receivable, less allowances of $425
       and $343                                          6,898         6,161
     Unbilled contract costs and fees                      649           273
     Inventories:
       Raw materials                                     2,570         1,996
       Work in process                                   2,770         1,541
       Finished goods                                    2,679         1,939
     Prepaid income taxes                                  185           441
     Other current assets                                  324           331
                                                       -------       -------
                                                        50,097        49,742
                                                       -------       -------

   Property, Plant and Equipment, at Cost                6,440         5,689
     Less: Accumulated depreciation and amortization     4,059         3,583
                                                       -------       -------
                                                         2,381         2,106
                                                       -------       -------
   Other Assets                                            947           980
                                                       -------       -------
   Cost in Excess of Net Assets of Acquired
     Companies (Note 2)                                 12,649         9,396
                                                       -------       -------
                                                       $66,074       $62,224
                                                       =======       =======


   The accompanying notes are an integral part of these consolidated financial statements.






                                        2PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                               THERMO VOLTEK CORP.


   (a) Consolidated Balance Sheet - Liabilities and Shareholders' Equity as of July 1, 1995 and December 31, 1994 (In thousands except share amounts)

                                                       July 1,   December 31,
                                                          1995           1994
                                                       -------   ------------

   Current Liabilities:
     Notes payable                                     $ 1,160       $   781
     Accounts payable                                    3,437         2,698
     Accrued payroll and employee benefits                 939           879
     Accrued commissions                                   495           329
     Customer deposits                                     942           489
     Accrued and current deferred income taxes             760           270
     Other accrued expenses                              1,468           926
     Due to parent company and Thermo
       Electron Corporation                                612         1,380
                                                       -------       -------
                                                         9,813         7,752
                                                       -------       -------
   Subordinated Convertible Obligations, Including
     $11,500 Due to Parent Company                      44,851        46,000
                                                       -------       -------

   Shareholders' Equity:
     Common stock, $.05 par value, 10,000,000 shares
       authorized; 4,155,545 and 4,038,445
       shares issued                                       208           202
     Capital in excess of par value                     12,323        11,237
     Accumulated deficit                                (1,839)       (2,857)
     Treasury stock at cost, 5,954 and 6,000 shares        (51)          (50)
     Cumulative translation adjustment                     611           260
     Net unrealized gain (loss) on available-for-sale
       investments                                         158          (320)
                                                       -------       -------
                                                        11,410         8,472
                                                       -------       -------
                                                       $66,074       $62,224
                                                       =======       =======


   The accompanying notes are an integral part of these consolidated financial statements.









                                        3PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                               THERMO VOLTEK CORP.


   (b) Consolidated Statement of Income for the three months ended
       July 1, 1995 and July 2, 1994 (In thousands except per share amounts)

                                                         Three Months Ended
                                                       ---------------------
                                                       July 1,       July 2,
                                                          1995          1994
                                                       -------      --------
   Revenues                                            $ 8,554       $ 5,476
                                                       -------       -------
   Costs and Operating Expenses:
     Cost of revenues                                    4,512         2,765
     Selling, general and administrative
       expenses                                          2,648         1,834
     Research and development expenses                     592           386
                                                       -------       -------
                                                         7,752         4,985
                                                       -------       -------

   Operating Income                                        802           491

   Interest Income                                         495           389
   Interest Expense (includes $177 for notes
     to related party in 1995 and 1994)                   (570)         (546)
                                                       -------       -------
   Income Before Provision for Income Taxes                727           334
   Provision for Income Taxes                              124            66
                                                       -------       -------
   Net Income                                          $   603       $   268
                                                       =======       =======
   Earnings per Share:
     Primary                                           $   .14       $   .07
                                                       =======       =======
     Fully diluted                                     $   .10       $   .06
                                                       =======       =======
   Weighted Average Shares:
     Primary                                             4,250         3,987
                                                       =======       =======
     Fully diluted                                       9,019         4,795
                                                       =======       =======


   The accompanying notes are an integral part of these consolidated financial statements.







                                        4PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                               THERMO VOLTEK CORP.

   (b) Consolidated Statement of Income for the six months ended
       July 1, 1995 and July 2, 1994 (In thousands except per share amounts)

                                                          Six Months Ended
                                                       ---------------------
                                                       July 1,       July 2,
                                                          1995          1994
                                                       -------      --------
   Revenues                                            $15,862       $10,404
                                                       -------       -------
   Costs and Operating Expenses:
     Cost of revenues                                    8,332         5,274
     Selling, general and administrative
       expenses                                          5,090         3,472
     Research and development expenses                   1,046           739
                                                       -------       -------
                                                        14,468         9,485
                                                       -------       -------
   Operating Income                                      1,394           919

   Interest Income                                       1,033           743
   Interest Expense (includes $354 for notes
     to related party in 1995 and 1994)                 (1,134)       (1,090)
   Other Income                                             14             -
                                                       -------       -------
   Income Before Provision for Income Taxes              1,307           572
   Provision for Income Taxes                              289           106
                                                       -------       -------
   Net Income                                          $ 1,018       $   466
                                                       =======       =======
   Earnings per Share:
     Primary                                           $   .25       $   .12
                                                       =======       =======
     Fully diluted                                     $   .18       $   .11
                                                       =======       =======
   Weighted Average Shares:
     Primary                                             4,077         3,976
                                                       =======       =======
     Fully diluted                                       9,013         4,794
                                                       =======       =======


   The accompanying notes are an integral part of these consolidated financial statements.





                                        5PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                               THERMO VOLTEK CORP.


   (c) Consolidated Statement of Cash Flows for the six months ended July 1, 1995 and July 2, 1994 (In thousands)

                                                          Six Months Ended
                                                       ---------------------
                                                       July 1,       July 2,
                                                          1995          1994
                                                       -------       -------
   Operating Activities:
     Net income                                        $ 1,018       $   466
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                     720           437
         Provision for losses on accounts receivable        70            24
         Changes in current accounts, excluding
           the effects of acquisitions:
             Accounts receivable                           471            24
             Inventories and unbilled contract
               costs and fees                           (1,919)          213
             Other current assets                          125          (113)
             Accounts payable                              374            38
             Other current liabilities                    (224)          187
         Other                                             (11)           27
                                                       -------       -------
               Net cash provided by operating
                activities                                 624         1,303
                                                       -------       -------
   Investing Activities:
     Acquisitions, net of cash acquired (Note 2)        (4,000)            -
     Purchases of available-for-sale investments        (7,500)       (5,294)
     Proceeds from sale and maturities of
       available-for-sale investments                    7,000             -
     Purchases of property, plant and equipment           (494)         (349)
     Other                                                 334          (133)
                                                       -------       -------
               Net cash used in investing
                activities                              (4,660)       (5,776)
                                                       -------       -------
   Financing Activities:
     Issuance of short-term obligations                    273             -
     Repurchase of long-term obligations                  (132)            -
     Net proceeds from issuance of Company
       common stock                                        117           150
     Repayment of note receivable                            -            48
                                                       -------       -------
               Net cash provided by financing
                activities                             $   258       $   198
                                                       -------       -------





                                        6PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                               THERMO VOLTEK CORP.


   (c) Consolidated Statement of Cash Flows for the six months ended July 1, 1995 and July 2, 1994 (In thousands) (continued)

                                                          Six Months Ended
                                                       ---------------------
                                                       July 1,       July 2,
                                                          1995          1994
                                                       -------       -------
   Exchange Rate Effect on Cash                        $  (223)          (26)
                                                       -------        ------
                                                                     $
   Decrease in Cash and Cash Equivalents                (4,001)       (4,301)
   Cash and Cash Equivalents at Beginning of Period      8,955        21,458
                                                       -------       -------

   Cash and Cash Equivalents at End of Period          $ 4,954       $17,157
                                                       =======       =======
   Cash Paid For:
     Interest                                          $ 1,049       $   994
     Income taxes                                      $    72       $    59

   Noncash Financing Activities:
     Conversions of convertible obligations            $ 1,000       $     -


   The accompanying notes are an integral part of these consolidated financial statements.

















                                        7PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                               THERMO VOLTEK CORP.

   (d) Notes to Consolidated Financial Statements - July 1, 1995

   1.   General

        The interim consolidated financial statements presented have been prepared by Thermo Voltek Corp. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three- and six-month periods ended July 1, 1995 and July 2, 1994, (b) the financial position at July 1, 1995, and (c) the cash flows for the six-month periods ended July 1, 1995 and July 2, 1994. Interim results are not necessarily indicative of results for a full year.

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


   2.   Acquisition

        On March 1, 1995, the Company acquired substantially all of the assets, subject to certain liabilities, of Kalmus Engineering Incorporated and R. F. Power Labs, Incorporated (collectively, Kalmus) for approximately $3.6 million in cash. The Company paid an additional $160,000 in purchase price on August 2, 1995 as a post-closing adjustment based on the value of the net assets acquired from Kalmus. Kalmus is a manufacturer of radio frequency power amplifiers and systems used to test products for immunity to radiated or conducted radio frequency interference and for medical imaging and telecommunications applications. The acquisition has been accounted for using the purchase method of accounting, and Kalmus' results of operations have been included in the accompanying financial statements from the date of acquisition. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $3.0 million, which is being amortized over 40 years. Allocation of the purchase price for this acquisition was based on an estimate of the fair value of the net assets acquired and is subject to adjustment.




                                        8PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                               THERMO VOLTEK CORP.

   (d) Notes to Consolidated Financial Statements - July 1, 1995 (continued)


   2.   Acquisition (continued)

        Based on unaudited data, the following table presents selected financial information for the Company and Kalmus on a pro forma basis, assuming the companies had been combined since the beginning of 1994.

                                Three Months Ended     Six Months Ended
                                ------------------   --------------------
   (In thousands except              July 2,         July 1,      July 2,
   per share amounts)                   1994             1995         1994
   -----------------------------------------------------------------------

   Revenues                          $ 6,227         $16,587      $12,262
   Net income                            312           1,220          672
   Earnings per share:
     Primary                             .08             .30          .17
     Fully diluted                       .07             .20          .15

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



                                        9PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                               THERMO VOLTEK CORP.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Results of Operations

   Second Quarter 1995 Compared With Second Quarter 1994

        Revenues increased 56% to $8,554,000 in the second quarter of 1995 from $5,476,000 in the second quarter of 1994, due primarily to the inclusion of $1,350,000 in revenues from Kalmus, which was acquired on March 1, 1995, the inclusion of $800,000 in revenues from Verifier, which was acquired in July 1994, and an increase of $445,000 in revenues from Comtest that resulted primarily from the favorable effects of currency translation due to a weaker U.S. dollar in 1995. The balance of the increase in sales resulted from greater demand at KeyTek and, to a lesser extent, Universal Voltronics.

        The gross profit margin decreased to 47% in the second quarter of 1995 from 50% in the second quarter of 1994, due primarily to higher European sales in one of KeyTek's product lines in 1995, which have lower margins due to competitive pricing pressure and, to a lesser extent, higher costs associated with the introduction of a new product by Universal Voltronics. These decreases were offset in part by the inclusion of higher-margin Verifier revenues.

        Selling, general and administrative expenses as a percentage of revenues decreased to 31% in the second quarter of 1995 from 33% in the second quarter of 1994 due primarily to a decline in operating costs at KeyTek and Universal Voltronics on a higher revenue base. Research and development expenses as a percentage of revenues remained relatively unchanged at 6.9% in the second quarter of 1995, compared with 7.0% in the second quarter of 1994.

        Interest income increased to $495,000 in the second quarter of 1995 from $389,000 in the first quarter of 1994, due primarily to higher prevailing interest rates in 1995. Interest expense increased to $570,000 in the second quarter of 1995 from $546,000 in the second quarter of 1994, due primarily to the inclusion of interest expense associated with borrowings under Comtest's outstanding line of credit.

        The effective tax rates in 1995 and 1994 were below the statutory federal income tax rate due to the utilization of tax net operating loss carryforwards.

   First Six Months 1995 Compared With First Six Months 1994

        Revenues increased 52% to $15,862,000 in the first six months of 1995 from $10,404,000 in the first six months of 1994, due primarily to the inclusion of $1,644,000 in revenues from Kalmus, the inclusion of $1,550,000 in revenues from Verifier, and an increase of $1,078,000 in revenues from Comtest that resulted from the favorable effects of currency translation due to a weaker U.S. dollar in 1995 and, to a lesser extent, greater demand. The balance of the increase in sales resulted from greater demand at KeyTek and, to a lesser extent, Universal Voltronics.


                                       10PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                               THERMO VOLTEK CORP.

   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   First Six Months 1995 Compared With First Six Months 1994 (continued)

        The gross profit margin decreased to 47% in the first six months of 1995 from 49% in the first six months of 1994, due primarily to higher European sales in one of KeyTek's product lines in 1995, which have lower margins due to competitive pricing pressure and, to a lesser extent, higher costs associated with an upgraded product at KeyTek. These decreases were offset in part by the inclusion of higher-margin Verifier revenues.

        Selling, general and administrative expenses as a percentage of revenues decreased to 32% in the first six months of 1995 from 33% in the first six months of 1994. Research and development expenses as a percentage of revenues decreased to 6.6% in the first six months of 1995 from 7.1% in the first six months of 1994. The decreases in selling, general and administrative expenses and in research and development expenses as a percentage of revenues are due to an increase in total revenues.

        Interest income increased to $1,033,000 in the first six months of 1995 from $743,000 in the first six months of 1994. Interest expense increased to $1,134,000 in the first six months of 1995 from $1,090,000 in the first six months of 1994. The reasons for these increases are the same as those discussed in the results of operations for the second quarter.

        The effective tax rates in 1995 and 1994 were below the statutory federal income tax rate due to the utilization of tax net operating loss carryforwards.


   Financial Condition

   Liquidity and Capital Resources

        Working capital was $40,284,000 at July 1, 1995, compared with $41,990,000 at December 31, 1994. Included in working capital are cash, cash equivalents, and available-for-sale investments of $34,022,000 at July 1, 1995, compared with $37,060,000 at December 31, 1994. During the first six months of 1995, $624,000 of cash was provided by operating activities. In March 1995, the Company acquired substantially all of the assets, subject to certain liabilities, of Kalmus for approximately $3.6 million in cash. The Company paid an additional $160,000 in purchase price on August 2, 1995 as a post-closing adjustment based on the value of the net assets acquired from Kalmus (Note 2).


   PART II - Other Information

   Item 4 - Submission of Matters to a Vote of Security Holders

        On May 22, 1995, at the Annual Meeting of Shareholders, the shareholders elected six incumbent directors to a one-year term expiring in 1996. The directors reelected at the meeting were: Elias P. Gyftopoulos, William W. Hoover, Sandra L. Lambert, Theo Melas-Kyriazi, Peter Richman, and John W. Wood Jr. Each nominee for director received 3,596,291 shares voted in favor of election and 2,972 shares voted against. No broker nonvotes were recorded on the election of directors.

                                       11PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                               THERMO VOLTEK CORP.

   PART II - Other Information (continued)

   Item 4 - Submission of Matters to a Vote of Security Holders (continued)

        The shareholders also approved a proposal to amend the directors stock option plan to change the formula for the award of stock options to purchase common stock of the Company to its outside Directors as follows:
   3,570,426 shares voted in favor, 20,460 shares voted against, and 8,377 shares abstained. No broker nonvotes were recorded on this proposal. A proposal to adopt an equity incentive plan and to reserve 200,000 shares for issuance thereunder was also approved by the shareholders as follows:
   3,567,151 shares voted in favor, 17,784 shares voted against, and 14,328 shares abstained. No broker nonvotes were recorded on this proposal.


   Item 6 - Exhibits and Reports on Form 8-K

   (a) Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

   (b) Reports on Form 8-K

        On April 27, 1995, the Company filed certain historical financial statements of Kalmus Engineering Incorporated and R. F. Power Labs, Incorporated (collectively, Kalmus) and pro forma combined condensed financial statements as part of an amendment to the Form 8-K that was filed on March 16, 1995, pertaining to the acquisition of Kalmus.






















                                       12PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995

                                THERMO VOLTEK CORP.


                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 4th day of August 1995.

                                                THERMO VOLTEK CORP.



                                                Paul F. Kelleher
                                                ------------------------
                                                Paul F. Kelleher
                                                Chief Accounting Officer



                                                John N. Hatsopoulos
                                                ------------------------
                                                John N. Hatsopoulos
                                                Chief Financial Officer


























                                       13PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                               THERMO VOLTEK CORP.


                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                    Page
   -------      -----------------------------------------------------     ----

      11        Statement re:  Computation of earnings per share.

      27        Financial Data Schedule.