Form 10-Q
period 1995-09-30
THERMO VOLTEK CORP
filed 1995-11-03
CIK 102138

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                     ---------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended September 30, 1995.

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

               Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                   Outstanding at October 27, 1995
         ----------------------------     --------------------------------
         Common Stock, $.05 par value                4,870,369
PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                               THERMO VOLTEK CORP.


   PART I - Financial Information

   Item 1 - Financial Statements

   (a) Consolidated Balance Sheet - Assets as of September 30, 1995 and December 31, 1994 (In thousands) (Unaudited)

                                                 September 30,  December 31,
                                                          1995          1994
                                                 -------------  ------------
   Current Assets:
     Cash and cash equivalents                         $ 5,998       $ 8,955
     Available-for-sale investments, at quoted
       market value (amortized cost of $27,688
       and $28,589) (includes $1,542 and $299 of
       related party investments)                       27,928         28,105
     Accounts receivable, less allowances of $445
       and $343                                          7,132         6,161
     Unbilled contract costs and fees                      754           273
     Inventories:
       Raw materials                                     3,118         1,996
       Work in process                                   2,869         1,541
       Finished goods                                    2,847         1,939
     Prepaid income taxes                                  118           441
     Other current assets                                  230           331
                                                       -------       -------
                                                        50,994        49,742
                                                       -------       -------

   Property, Plant and Equipment, at Cost                6,834         5,689

     Less: Accumulated depreciation and
           amortization                                  4,290         3,583
                                                       -------       -------
                                                         2,544         2,106
                                                       -------       -------
   Other Assets                                            784           980
                                                       -------       -------
   Cost in Excess of Net Assets of Acquired
     Companies (Note 2)                                 12,576         9,396
                                                       -------       -------
                                                       $66,898       $62,224
                                                       =======       =======


   The accompanying notes are an integral part of these consolidated financial statements.



                                        2PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                               THERMO VOLTEK CORP.


   (a) Consolidated Balance Sheet - Liabilities and Shareholders' Equity as of September 30, 1995 and December 31, 1994 (In thousands except share amounts) (Unaudited)

                                                 September 30,   December 31,
                                                          1995           1994
                                                 -------------   ------------
   Current Liabilities:
     Notes payable                                     $ 1,272       $   781
     Accounts payable                                    3,342         2,698
     Accrued payroll and employee benefits                 934           879
     Accrued commissions                                   392           329
     Customer deposits                                     935           489
     Accrued and current deferred income taxes             739           270
     Other accrued expenses                              1,760           926
     Due to parent company and Thermo
       Electron Corporation                                799         1,380
                                                       -------       -------
                                                        10,173         7,752
                                                       -------       -------
   Subordinated Convertible Obligations,
     Including $11,500 Due to Parent Company            40,205        46,000
                                                       -------       -------
   Shareholders' Equity:
     Common stock, $.05 par value, 10,000,000
       shares authorized; 4,575,635 and 4,038,445
       shares issued                                       229           202
     Capital in excess of par value                     16,945        11,237
     Accumulated deficit                                (1,095)       (2,857)
     Treasury stock at cost, 3,779 and 6,000 shares        (33)          (50)
     Cumulative translation adjustment                     330           260
     Net unrealized gain (loss) on available-for-sale
       investments                                         144          (320)
                                                       -------       -------
                                                        16,520         8,472
                                                       -------       -------
                                                       $66,898       $62,224
                                                       =======       =======


   The accompanying notes are an integral part of these consolidated financial statements.









                                        3PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                               THERMO VOLTEK CORP.


   (b) Consolidated Statement of Income for the three months ended
       September 30, 1995 and October 1, 1994 (In thousands except per share amounts) (Unaudited)

                                                      Three Months Ended
                                                 ---------------------------
                                                 September 30,    October 1,
                                                          1995          1994
                                                 -------------    ----------

   Revenues                                             $ 9,442      $ 5,789
                                                        -------      -------

   Costs and Operating Expenses:
     Cost of revenues                                     4,783        2,794
     Selling, general and administrative
       expenses                                           3,136        2,122
     Research and development expenses                      626          326
                                                        -------      -------
                                                          8,545        5,242
                                                        -------      -------

   Operating Income                                         897          547

   Interest Income                                          514          464
   Interest Expense (includes $176 for notes
     to related party in 1995 and 1994)                    (509)        (566)
                                                        -------      -------
   Income Before Provision for Income Taxes                 902          445
   Provision for Income Taxes                               158          120
                                                        -------      -------
   Net Income                                           $   744      $   325
                                                        =======      =======
   Earnings per Share:
     Primary                                            $   .16      $   .08
                                                        =======      =======
     Fully diluted                                      $   .11      $   .07
                                                        =======      =======
   Weighted Average Shares:
     Primary                                              4,574        4,007
                                                        =======      =======
     Fully diluted                                        9,036        8,917
                                                        =======      =======


   The accompanying notes are an integral part of these consolidated financial statements.



                                        4PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                               THERMO VOLTEK CORP.


   (b) Consolidated Statement of Income for the nine months ended
       September 30, 1995 and October 1, 1994 (In thousands except per share amounts) (Unaudited)

                                                      Nine Months Ended
                                                 ---------------------------
                                                 September 30,    October 1,
                                                          1995          1994
                                                 -------------    ----------

   Revenues                                             $25,304      $16,193
                                                        -------      -------
   Costs and Operating Expenses:
     Cost of revenues                                    13,115        8,068
     Selling, general and administrative
       expenses                                           8,226        5,594
     Research and development expenses                    1,672        1,065
                                                        -------      -------
                                                         23,013       14,727
                                                        -------      -------

   Operating Income                                       2,291        1,466

   Interest Income                                        1,547        1,207
   Interest Expense (includes $530 for notes
     to related party in 1995 and 1994)                  (1,643)      (1,656)
   Other Income                                              14            -
                                                        -------      -------
   Income Before Provision for Income Taxes               2,209        1,017
   Provision for Income Taxes                               447          226
                                                        -------      -------
   Net Income                                           $ 1,762      $   791
                                                        =======      =======
   Earnings per Share:
     Primary                                            $   .42      $   .20
                                                        =======      =======
     Fully diluted                                      $   .29      $   .19
                                                        =======      =======

   Weighted Average Shares:
     Primary                                              4,190        3,986
                                                        =======      =======
     Fully diluted                                        9,022        8,907
                                                        =======      =======


   The accompanying notes are an integral part of these consolidated financial statements.





                                        5PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                               THERMO VOLTEK CORP.


   (c) Consolidated Statement of Cash Flows for the nine months ended September 30, 1995 and October 1, 1994 (In thousands) (Unaudited)

                                                      Nine Months Ended
                                                 ---------------------------
                                                 September 30,    October 1,
                                                          1995          1994
                                                 -------------    ----------
   Operating Activities:
     Net income                                       $  1,762      $    791
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                   1,105           690
         Provision for losses on accounts receivable       108            58
         Changes in current accounts, excluding
           the effects of acquisitions:
             Accounts receivable                           101          (151)
             Inventories and unbilled contract
               costs and fees                           (2,914)           57
             Other current assets                          281           (35)
             Accounts payable                              325             1
             Other current liabilities                     183           989
         Other                                              (9)           16
                                                      --------      --------
               Net cash provided by operating
                activities                                 942         2,416
                                                      --------      --------
   Investing Activities:
     Acquisitions, net of cash acquired (Note 2)        (4,127)       (1,269)
     Purchases of available-for-sale investments        (7,500)      (17,300)
     Proceeds from sale and maturities of
       available-for-sale investments                    8,000             -
     Purchases of property, plant and equipment           (962)         (683)
     Other                                                 495          (232)
                                                      --------      --------
               Net cash used in investing
                activities                              (4,094)      (19,484)
                                                      --------      --------
   Financing Activities:
     Issuance of short-term obligations                    415           551
     Repurchase of long-term obligations                  (132)            -
     Net proceeds from issuance of Company
       common stock                                        247           186
     Repayment of note receivable                            -            48
     Other                                                   -          (145)
                                                      --------      --------
               Net cash provided by financing
                activities                            $    530      $    640
                                                      --------      --------






                                        6PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                               THERMO VOLTEK CORP.


   (c) Consolidated Statement of Cash Flows for the nine months ended September 30, 1995 and October 1, 1994 (In thousands) (Unaudited) (continued)

                                                      Nine Months Ended
                                                 ---------------------------
                                                 September 30,    October 1,
                                                          1995          1994
                                                 -------------    ----------

   Exchange Rate Effect on Cash                       $   (335)     $     72
                                                      --------      --------

   Decrease in Cash and Cash Equivalents                (2,957)      (16,356)
   Cash and Cash Equivalents at Beginning of Period      8,955        21,458
                                                      --------      --------

   Cash and Cash Equivalents at End of Period         $  5,998      $  5,102
                                                      ========      ========

   Cash Paid For:
     Interest                                         $  1,210      $  1,130
     Income taxes                                     $    167      $    103

   Noncash Financing Activities:
     Conversions of convertible obligations           $  5,646      $      -


   The accompanying notes are an integral part of these consolidated financial statements.















                                        7PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                               THERMO VOLTEK CORP.


   (d) Notes to Consolidated Financial Statements - September 30, 1995

   1.   General

        The interim consolidated financial statements presented have been prepared by Thermo Voltek Corp. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three- and nine-month periods ended September 30, 1995 and October 1, 1994,
   (b) the financial position at September 30, 1995, and (c) the cash flows for the nine-month periods ended September 30, 1995 and October 1, 1994. Interim results are not necessarily indicative of results for a full year.

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


   2.   Acquisition

        On March 1, 1995, the Company acquired substantially all of the assets, subject to certain liabilities, of Kalmus Engineering Incorporated and R. F. Power Labs, Incorporated (collectively, Kalmus) for $3.8 million in cash. Kalmus is a manufacturer of radio frequency power amplifiers and systems used to test products for immunity to radiated or conducted radio frequency interference and for medical imaging and telecommunications applications. The acquisition has been accounted for using the purchase method of accounting, and Kalmus' results of operations have been included in the accompanying financial statements from the date of acquisition. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $3.1 million, which is being amortized over 40 years. Allocation of the purchase price for this acquisition was based on an estimate of the fair value of the net assets acquired and is subject to adjustment.







                                        8PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                               THERMO VOLTEK CORP.


   (d) Notes to Consolidated Financial Statements - September 30, 1995
       (continued)

   2.   Acquisition (continued)

        Based on unaudited data, the following table presents selected financial information for the Company and Kalmus on a pro forma basis, assuming the companies had been combined since the beginning of 1994.

                             Three Months Ended        Nine Months Ended
                             ------------------   ---------------------------
   (In thousands except           October 1,      September 30,    October 1,
   per share amounts)                1994                  1995          1994
   --------------------------------------------------------------------------

   Revenues                       $ 6,831               $26,029      $19,093
   Net income                         222                 1,964          894
   Earnings per share:
     Primary                          .06                   .47          .22
     Fully diluted                    .06                   .31          .20

        The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition of Kalmus been made at the beginning of 1994.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Description of Business

        The Company designs, manufactures, and markets instruments that test electronic and electrical systems and components for immunity to pulsed electromagnetic interference (pulsed EMI) through its KeyTek Instrument division (KeyTek), and designs, manufactures, and markets high-voltage power-conversion systems, modulators, fast-response protection systems, and related high-voltage equipment for industrial, medical, and environmental processes, and for defense and scientific research applications, through its Universal Voltronics division. Through its Comtest Instrumentation B.V. and Comtest Limited subsidiaries (collectively, Comtest), the Company provides electromagnetic compatibility (EMC) consulting and systems-integration services, distributes a range of EMC-related products, and manufactures and markets specialized power supplies for telecommunications equipment. In July 1994, Comtest acquired Verifier Systems Limited (Verifier), which manufactures a line of electrostatic discharge test equipment that performs electrical stress tests for semiconductor devices. In March 1995, the Company acquired Kalmus Engineering Incorporated and R. F. Power Labs, Incorporated (collectively, Kalmus), which manufacture radio frequency power amplifiers and systems used to test products for immunity to radiated or conducted radio frequency interference and for medical imaging and telecommunications applications.


                                        9PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                               THERMO VOLTEK CORP.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Results of Operations

   Third Quarter 1995 Compared With Third Quarter 1994
   ---------------------------------------------------

        Revenues increased 63% to $9,442,000 in the third quarter of 1995 from $5,789,000 in the third quarter of 1994, due primarily to an increase of $1,741,000 in revenues from Comtest and, to a lesser extent, the inclusion of $1,407,000 in revenues from Kalmus, which was acquired on March 1, 1995. The increase in revenues at Comtest resulted primarily from the introduction in 1995 of a new radio frequency interference immunity tester product line and, to a lesser extent, the favorable effects of currency translation due to a weaker U.S. dollar in 1995. The balance of the increase in sales resulted from greater demand at KeyTek and, to a lesser extent, Universal Voltronics.

        The gross profit margin decreased to 49% in the third quarter of 1995 from 52% in the third quarter of 1994, due primarily to higher European sales in one of KeyTek's product lines in 1995, which have lower margins due to competitive pricing pressure. This decrease was offset in part by improved margins on Verifier revenues.

        Selling, general and administrative expenses as a percentage of revenues decreased to 33% in the third quarter of 1995 from 37% in the third quarter of 1994. The decrease is due primarily to lower costs as a percentage of revenues at KeyTek and Universal Voltronics as a result of higher sales volume in 1995, and lower selling, general and administrative expenditures as a percentage of revenues at Kalmus. Research and development expenses as a percentage of revenues increased to 6.6% in 1995 from 5.6% in 1994 due to higher research and development expenditures as a percentage of revenues at Kalmus and Verifier.

        Interest income increased to $514,000 in the third quarter of 1995 from $464,000 in the third quarter of 1994, due primarily to higher prevailing interest rates in 1995. Interest expense decreased to $509,000 in 1995 from $566,000 in 1994 due to the conversion of $5,646,000 principal amount of the Company's subordinated convertible obligations during 1995.

        The effective tax rates in the third quarter of 1995 and 1994 were below the statutory federal income tax rate due to the utilization of tax net operating loss carryforwards.



                                       10PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                               THERMO VOLTEK CORP.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   First Nine Months 1995 Compared With First Nine Months 1994
   -----------------------------------------------------------

        Revenues increased 56% to $25,304,000 in the first nine months of 1995 from $16,193,000 in the first nine months of 1994. The increase in revenues is primarily the result of the inclusion of $3,051,000 in revenues from Kalmus, an increase of $2,819,000 in revenues from Comtest, and an increase of $1,408,000 in revenues due to the inclusion of revenues for the full nine months of 1995 from Verifier, which was acquired in July 1994. The increase in revenues from Comtest is due to the reasons discussed in the results of operations for the third quarter. The balance of the increase in sales resulted from greater demand at KeyTek and, to a lesser extent, Universal Voltronics.

        The gross profit margin decreased to 48% in the first nine months of 1995 from 50% in the first nine months of 1994, due primarily to higher European sales in one of KeyTek's product lines in 1995, which have lower margins due to competitive pricing pressure and, to a lesser extent, higher costs associated with an upgraded product at KeyTek. These decreases were offset in part by the inclusion of higher-margin Verifier revenues for the full nine months of 1995.

        Selling, general and administrative expenses as a percentage of revenues decreased to 33% in the first nine months of 1995 from 35% in the first nine months of 1994, due primarily to lower costs as a percentage of revenues at KeyTek and Universal Voltronics as a result of higher sales volume in 1995, and lower selling, general and administrative expenditures as a percentage of revenues at Kalmus. Research and development expenses as a percentage of revenues remained unchanged at 6.6% in 1995 and 1994.

        Interest income increased to $1,547,000 in the first nine months of 1995 from $1,207,000 in the first nine months of 1994, due primarily to higher prevailing interest rates in 1995. Interest expense was $1,643,000 in 1995, compared with $1,656,000 in 1994. The decrease in interest expense as a result of the conversion of $5,646,000 principal amount of the Company's subordinated convertible obligations during 1995 was substantially offset by the inclusion interest expense associated with increased borrowings under Comtest's outstanding line of credit.

        The effective tax rates in 1995 and 1994 were below the statutory federal income tax rate due to the utilization of tax net operating loss carryforwards.




                                       11PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                               THERMO VOLTEK CORP.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Financial Condition

   Liquidity and Capital Resources
   -------------------------------

        Working capital was $40,821,000 at September 30, 1995, compared with $41,990,000 at December 31, 1994. Included in working capital are cash, cash equivalents, and available-for-sale investments of $33,926,000 at September 30, 1995, compared with $37,060,000 at December 31, 1994. During the first nine months of 1995, $942,000 of cash was provided by operating activities. In March 1995, the Company acquired substantially all of the assets, subject to certain liabilities, of Kalmus for $3.8 million in cash (Note 2). During the first nine months of 1995, the Company expended $962,000 for purchases of property, plant and equipment. The Company expects to expend approximately $200,000 during the remainder of 1995 on purchases of property, plant and equipment.


   PART II - Other Information

   Item 6 - Exhibits

   (a) Exhibits

        See Exhibit Index on the page immediately preceding exhibits.


















                                       12PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                               THERMO VOLTEK CORP.



                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 3rd day of November 1995.

                                                THERMO VOLTEK CORP.



                                                Paul F. Kelleher
                                                ------------------------
                                                Paul F. Kelleher
                                                Chief Accounting Officer



                                                John N. Hatsopoulos
                                                ------------------------
                                                John N. Hatsopoulos
                                                Chief Financial Officer




















                                       13PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                               THERMO VOLTEK CORP.



                                  EXHIBIT INDEX


   Exhibit
   Number       Description of Exhibit                                    Page
   -------      -----------------------------------------------------     ----

     11         Statement re:  Computation of earnings per share.

     27         Financial Data Schedule.