Form 10-Q/A
period 1995-09-30
THERMO VOLTEK CORP
filed 1995-11-06
CIK 102138

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC  20549

                     ---------------------------------------

                         AMENDMENT NO. 1 ON FORM 10-Q/A

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                 Outstanding at October 27, 1995
         ----------------------------    -------------------------------
         Common Stock, $.05 par value              4,870,369
PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                               THERMO VOLTEK CORP.
                               -------------------



   PART II - Other Information
   ---------------------------

   Item 6 - Exhibits
   -----------------

        Attached is Exhibit 27, which corrects the previously filed Financial Data Schedule, filed on November 3, 1995.












































                                        2PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                               THERMO VOLTEK CORP.
                               -------------------




                                   SIGNATURES
                                   ----------


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 3rd day of November 1995.

                                             THERMO VOLTEK CORP.



                                             Paul F. Kelleher
                                             -------------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer


































                                        3PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                               THERMO VOLTEK CORP.
                               -------------------



                                  EXHIBIT INDEX
                                  -------------


   Exhibit
   Number      Document                                                  Page
   -------     -----------------------------------------------------     ----

     27        Financial Data Schedule.