Form 10-K
period 1995-12-30
THERMO VOLTEK CORP
filed 1996-03-11
CIK 102138

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                   ___________________________________________

                                    FORM 10-K

   (mark one)
   [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended December 30, 1995

   [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                         Commission file number 1-10574

                               THERMO VOLTEK CORP.

             (Exact name of Registrant as specified in its charter)

   Delaware                                                        13-1946800
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                         Identification No.)

   470 Wildwood Street, P.O. Box 2878
   Woburn, Massachusetts                                           01888-1578
   (Address of principal executive offices)                        (Zip Code)
       Registrant's telephone number, including area code: (617) 622-1000

           Securities registered pursuant to Section 12(b) of the Act:

          Title of each class        Name of each exchange on which registered
     ----------------------------    -----------------------------------------
     Common Stock, $.05 par value             American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the
   filing requirements for at least the past 90 days. Yes [ X ]  No [   ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 26, 1996, was approximately $41,312,000.

   As of January 26, 1996, the Registrant had 5,015,534 shares of Common Stock outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Annual Report to Shareholders for the year ended December 30, 1995, are incorporated by reference into Parts I and II.

   Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 1996, are incorporated by reference into Part III.
PAGE

                                     PART I


   Item 1.  Business

   (a)  General Development of Business.

        Thermo Voltek Corp. (the Company or the Registrant) designs, manufactures, and markets instruments that test electronic and electrical systems and components for immunity to pulsed electromagnetic interference (pulsed EMI); radio frequency (RF) power amplifiers that are used to test products for immunity to radio frequency interference and for laboratory, medical, and wireless communications applications; high-voltage power-conversion systems for use in industrial, medical, and environmental processes, and defense and scientific research applications; and specialized power supplies used in telecommunications equipment. The Company also provides electromagnetic compatibility (EMC) consulting and systems-integration services and distributes EMC-related products.

        The Company comprises three business units: its KeyTek Instrument division (KeyTek); its Verifier U.K., Comtest Instrumentation B.V., Comtest Italia, and Comtest Limited subsidiaries (collectively, Comtest); and its Universal Voltronics division. KeyTek manufactures instruments that simulate different types of pulsed EMI in order to test electronic and electrical systems and components for EMC. On March 1, 1995, KeyTek acquired substantially all of the assets, subject to certain liabilities, of Kalmus Engineering Incorporated, a manufacturer of RF power amplifiers, for $3.8 million in cash. Comtest, which is based in the Netherlands, Italy, and England, provides EMC consulting and systems-integration services, distributes a range of EMC-related products, and manufactures and markets specialized power supplies for telecommunications equipment. Comtest's Verifier division, acquired in 1994, manufactures test equipment that performs electrical stress tests for semiconductor devices. The Company's Universal Voltronics division manufactures high-voltage power-conversion systems, which transform utility-supplied voltage or current into the current required by the user and allow precise control over the performance level for each desired application.

        The Company was originally incorporated in 1960 under the name Universal Voltronics Corp. Thermedics Inc. (Thermedics) of Woburn, Massachusetts, acquired a controlling interest in the Company's common stock in March 1990. In November 1992, the Company's name was changed to Thermo Voltek Corp. As of December 30, 1995, Thermedics owned 2,442,850 shares of the Company's common stock, representing 50% of such stock outstanding. A publicly traded subsidiary of Thermo Electron Corporation (Thermo Electron), Thermedics develops, manufactures, and markets process detection and security instruments, implantable heart-assist systems, and other biomedical products, in addition to the Company's products. As of December 30, 1995, Thermo Electron owned 422,699 shares of the Company's common stock, representing 9% of such stock outstanding. In January 1996, Thermedics acquired 315,199 shares of the Company's common stock from Thermo Electron. In consideration for such shares, and 529,965 shares of common stock of Thermo Cardiosystems Inc., another subsidiary of Thermedics, Thermedics issued 1,688,161 shares of its common stock to Thermo Electron. Thermo Electron is a world leader in environmental monitoring and analysis instruments and a manufacturer of biomedical
                                        2PAGE
   products including heart-assist systems and mammography systems, paper-recycling and papermaking equipment, alternative-energy systems, industrial process equipment and other specialized products. Thermo Electron also provides environmental and metallurgical services and conducts advanced technology research and development.

        Thermedics intends, for the foreseeable future, to maintain at least 50% ownership of the Company. This may require the purchase by Thermedics of additional shares (or convertible debentures that are then converted) of the Company from time to time as the number of outstanding shares of the Company increases. These or any other purchases by Thermedics may be made either on the open market or directly from the Company or Thermo Electron or pursuant to conversions of the subordinated convertible debentures issued by the Company to Thermedics. During 19951, Thermedics purchased 21,300 shares of the Company's common stock on the open market at a total price of $179,000. See Notes 4, 9, and 10 to Consolidated Financial Statements in the Company's 1995 Annual Report to Shareholders for a description of outstanding stock options and convertible obligations issued by the Company.

   (b)  Information About Industry Segments.

        The Company is engaged in one business segment: the design, manufacture, and marketing of electronic test instruments as well as related consulting services, and the design, manufacture, and marketing of high-voltage power-conversion systems.

   (c)  Description of Business.

        (i)  Principal Products and Services

   Electronic Test Instruments and Services

        The Company designs, develops, and manufactures test instruments that simulate different types of pulsed electromagnetic interference (pulsed
   EMI) in order to test electronic and electrical systems and components for electromagnetic compatibility (EMC). Pulsed EMI, which is caused by natural and man-made phenomena such as lightning, static electricity, and electrical power disturbances, can damage or disrupt the operation of any product that uses digital circuits. Consequently, manufacturers of electronic systems and integrated circuits must engineer their products for immunity to pulsed EMI. The Company's products are used by these customers primarily for product development, design verification, and quality assurance, enabling them to meet higher levels of product performance, reliability, and safety, and to meet increasingly stringent regulatory requirements, including a European Union (EU) directive that took effect on January 1, 1996.

        The market for EMC-testing equipment has developed due to the proliferation of digital electronics. Digital circuits respond to electronic pulses and are unable to distinguish between normal data pulses and pulses caused by EMI. As a result, pulsed EMI can cause a wide range of


   1 References to 1995, 1994, and 1993 herein are for the fiscal years ended
     December 30, 1995, December 31, 1994, and January 1, 1994, respectively.
                                        3PAGE
   problems in electronic products, including data loss and memory failure in computer systems, malfunctions in medical and consumer electronics, and interference among competing electronic media, such as the effects of onboard personal computer use upon airline navigation systems. The risks associated with pulsed EMI have increased with the evolution of increasingly small and densely packed integrated circuits, which operate at higher speeds and lower power levels. Because these smaller circuits are more sensitive to electronic pulses, electromagnetic interference that previously had little effect on electronic circuits now has the potential to cause major upset and damage.

        The Company's instruments that test products for immunity to pulsed EMI fall into two main categories: (1) equipment to test electronic products such as computers and (2) equipment to test individual electronic components such as integrated circuits. The Company's products test for each different type of pulsed EMI: electrostatic discharge, which is the abrupt release of an electrical charge that has accumulated on a person or object (often as a result of friction); electrical fast transients, which are bursts of fast noise pulses often caused by the opening of a switch (such as a light switch); and surges, which are high-energy, short-duration pulses resulting from the effects of lightning on utility, telecommunica-tions, and other lines. The Company's products also test for immunity to certain types of power quality failure, which include voltage swells, dips, and interruptions on power lines. In addition, the Company offers EMC-consulting and systems-integration services, acts as a distributor of a broad range of EMC-testing products, including integrated RF power amplifiers into turnkey systems, and manufactures power-conversion systems for use in telecommunications equipment.

        Product Testing Equipment. In 1992, KeyTek introduced its ECAT (R) system, which integrates comprehensive pulsed EMI and power quality failure simulation and testing with built-in diagnostic capabilities. Because it is structured around a Windows (TM) -based graphical user interface, which guides the user through all testing functions, from test design and planning through execution, results analysis, and reporting, the ECAT system can be operated by personnel with less specialized knowledge.

        The ECAT system is modular in design, allowing customers to upgrade their systems easily and inexpensively to meet more rigorous testing requirements resulting from technical and regulatory changes. Systems can currently be configured with up to 50 modules; additional modules with expanded testing capabilities are currently under development by the Company.

        KeyTek offers a range of lower-cost instruments designed to test completed products for a particular type of pulsed EMI. KeyTek's lower-cost electrostatic discharge testing product line ranges from the MiniZap
   (R), a hand-held, battery-operated electrostatic discharge simulator, to instruments with expanded testing capability. KeyTek also offers a series of simulators that test for immunity to the effects of electrical fast transients and a line of surge simulators ranging from benchtop laboratory units to fully automated systems.

        In 1994, Comtest introduced its first commercial product. Called the G-Strip, this product, a radio frequency interference (RFI) immunity tester, analyzes how effectively electronics resist the effects of radio frequency emitted by other electronic devices.
                                        4PAGE

        Component Testing Equipment. KeyTek manufactures a range of products that utilize its electrostatic discharge (ESD) simulation technology for the testing of electronic components and subassemblies. These products are used to test integrated circuits and printed circuit boards for pulsed EMI immunity during product development, design verification, and quality assurance. The principal component-testing product offered by the Company is the ZapMaster (R), which is a fully automated, high-speed system that can test the most basic to the most advanced integrated circuits currently in commercial use. Adding different software packages to this system allows testing of printed circuit boards and other subassemblies for immunity to ESD as well as testing of integrated circuits for immunity to "latchup," a phenomenon whereby an electrical transient on a power supply can cause logic failure or chip destruction in certain integrated circuits. ESD and latchup are two primary electrical stress tests for semiconductor devices. KeyTek's component and subassembly testing instruments all incorporate Windows-based software.

        In July 1994, Comtest acquired the assets of Verifier Systems Limited (Verifier), a United Kingdom based manufacturer of component reliability products that perform ESD and latchup testing. In addition to a small manual unit for ESD testing and another specialized tester, Verifier manufactures three large automated systems, two of which are similar to KeyTek's ZapMaster products. The major difference is the application of pulses during testing. KeyTek's high-speed method uses electromechanical relays to apply pulses for rapid testing and throughput while Verifier's system emphasizes standardized ESD pulses with optimum wave shapes. As a result, the products fit the needs of customers in both research laboratories and quality control laboratories.

        RF Power Amplifiers. On March 1, 1995, as part of its strategy to address additional segments of the EMC testing market, the Company acquired substantially all of the assets, subject to certain liabilities, of Kalmus Engineering Incorporated (Kalmus), a manufacturer of RF power amplifiers. RF power amplifiers are used to test products for immunity to conducted and radiated RFI and are purchased by many of the same customers that purchase KeyTek's pulsed EMI testing products. In addition, RF power amplifiers are used in a variety of laboratory and test applications where precise control over power level and frequency are required; in medical imaging applications; and in wireless communications applications, such as in cellular telephone systems, wireless wide area networks (WANs) and local area networks (LANs), and mobile data communications.

        EMC Services. Through Comtest, the Company provides a wide range of testing, consulting, training, and systems-integration services; distributes EMC-testing products for pulsed EMI and RFI immunity and emissions testing; and designs EMC test facilities. Projects undertaken by Comtest include the design and development of shielded rooms, anechoic (or open) chambers, and open area test sites. These test areas range in size from tabletop enclosures that are used to test products as small as pacemakers to facilities that can test airplanes. These testing areas must be specially designed to ensure that directed electronic interference hits its intended target and is not dissipated or absorbed by surrounding objects. The Company also provides on-site management and service, and maintains testing and training facilities, at Comtest's Netherlands headquarters.
                                        5PAGE

        Telecommunications Power Supplies. Comtest manufactures specialized power supplies that are used in telecommunications equipment to maintain consistent power quality. These systems are of critical importance in areas of the world where utility-supplied power cannot be relied upon to maintain adequate power quality to operate telecommunications equipment.

        Revenues from electronic test instruments and services were $31,580,000, $19,009,000, and $13,206,000, in 1995, 1994, and 1993,
   respectively.

   High-voltage Systems

        Through its Universal Voltronics subsidiary, the Company designs, manufactures, and markets high-voltage power-conversion systems, modulators, fast-response protection systems, and related high-voltage equipment for industrial, medical, and environmental processes, and defense and scientific research applications. These systems transform utility-supplied voltage and current into the high voltage or current required by the user and allow precise control over the performance level desired for each application. The Company's systems produce power from 1,000 to 1,000,000 volts, and range in size from small modules used in benchtop instruments to room-sized systems used in scientific research applications.

   Commercial Applications. The Company's systems are being used in the following commercial applications:

            Industrial. Major uses of the Company's products are in electron-beam applications: for evaporation in the semiconductor industry, for curing and drying of inks and coatings in the graphics industry, and for fusing laminate veneers onto particle board. A recent product development is for electron-beam welding. In addition, the Company has developed high-voltage power supplies for microwave-driven light sources used to test projection televisions during the manufacturing process. The Company's systems are also being used to power industrial lasers for use in metal and cloth cutting, product marking, welding, and heat treating. Another industrial application for the Company's systems is the electrostatic application of paint, which is used primarily in the automotive industry. This process involves the charging of paint particles in a process that results in a more even application and reduces vulnerability to chipping and staining.

            Medical. The primary medical application for the Company's high-voltage systems is in powering surgical lasers. The Company's systems are currently being used to power lasers for use in dermatological, obstetrical/gynecological, neurological, and dental applications. As surgical lasers are becoming smaller, safer, and more efficient, they are being used in an increasing number of outpatient procedures, as well as more complex procedures. The Company's products are also used to power X-ray tubes for medical and other applications. A recent product development is an X-ray tube power supply for low dosage X-ray diagnostics.
                                        6PAGE

            Environmental. The Company's high-voltage systems are used in environmental applications that are in various stages of development. Products have been developed for use in systems for plastics recycling. In addition, the Company provides power supplies for use in the electrostatic separation of waste fly ash to produce usable materials.

   Defense and Scientific Research Applications. The Company's high-voltage systems are currently being used in a number of defense and scientific research applications. A contract with the U.S. Navy was completed in early 1996 when the Company shipped the last of four high-voltage modulator systems to power microwave sources for shipboard radar applications.

        Revenues from high-voltage systems were $4,746,000, $4,632,000, and $4,883,000, in 1995, 1994, and 1993, respectively.

        (ii)  New Products

        The Company's business includes the development and introduction of new products in the following categories: electronic test instruments and systems and high-voltage power-conversion systems, modulators, and fast-response protection systems (see (xi) "Research and Development").

        (iii)  Raw Materials

        A number of the components of the Company's EMC-testing products are supplied by sole-source vendors. While the Company has not experienced significant difficulty in obtaining adequate supplies from these vendors, and believes that it would be able to identify alternate suppliers if necessary, there can be no assurance that the unanticipated loss of a single vendor would not result in delays in shipments or in the introduction of new products.

        (iv)   Patents, Licenses and Trademarks

        The Company considers patents to be important in the current operation of its business. However, the Company does not consider any patent or related group of patents to be of such importance that its expiration or termination would materially affect the Company's business. The Company protects its intellectual property rights in its research and development work by use of trade secrets, trademarks, and, where appropriate, by applying for patents in the U.S. and other countries.

        (v)    Seasonal Influences

        There are no significant seasonal influences on the Company's sales of its products.

        (vi)    Working Capital Requirements

        There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

        (vii)   Dependency on a Single Customer

        No single customer accounted for more than 10% of the Company's total revenues in any of the past three years.
                                        7PAGE

        (viii)  Backlog

        The Company's backlog of firm orders is measured by the amount of unshipped orders and, with respect to long-term contracts, the amount of the contract reduced by the revenue that has been recognized to date on a percentage-of-completion basis. The Company's backlog was $13.0 million and $7.1 million as of December 30, 1995 and December 31, 1994, respectively. The Company believes that substantially all of the backlog at December 30, 1995, will be shipped or completed during the next twelve months.

        (xi)    Government Contracts

        As of December 30, 1995, the Company did not have any material contracts or subcontracts with the federal government that were subject to renegotiation of profits or termination. Revenues derived by the Company from government contracts have decreased steadily as a percentage of revenues over the last three years. Although the Company expects that it will continue to enter into government contracts or subcontracts that could be subject to such renegotiations or termination, these contracts are not expected to account for a material portion of the Company's revenues in the future.

        (x)     Competition

        The Company is a leading supplier of pulsed EMI testing equipment. The Company estimates that there are approximately 15 companies worldwide that independently manufacture and market pulsed EMI test equipment for electronic products and approximately 10 companies that independently manufacture and market component-reliability test equipment. The Company competes in this market primarily on the basis of performance, technical expertise, reputation, and price.

        In the market for RF power amplifiers, the Company competes with approximately five companies worldwide. Competition in this market is based primarily on technical expertise, reputation, and price.

        The Company estimates that there are approximately 20 companies that independently manufacture and market high-voltage power supply systems of the general type manufactured and marketed by the Company. The Company competes for both contract and commercial sales primarily on the basis of technical expertise, product performance, reputation, and price.

        Substantially all of the Company's contract and commercial revenues are subject to intense competitive bidding. Some of the Company's competitors have substantially greater financial resources than those of the Company.

        (xi)    Research and Development

        The Company is focusing its research and development in EMC product testing on adding diagnostic capabilities to the ECAT system and on developing low cost systems for the regulatory driven market. The Company is adapting its component-reliability testing systems to meet the increasingly stringent needs of manufacturers of higher pin count semiconductors.
                                        8PAGE

        The Company is focusing research and development on standard high-voltage power-sources to further address industrial, medical, and environmental markets, and to develop new markets in which the Company believes it can compete based on price and/or technical performance.

        Research and development expenses for the Company were $2,349,000, $1,492,000, and $1,240,000 in 1995, 1994, and 1993, respectively.

        (xii)   Environmental Protection Regulations

        The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

        (xiii)  Number of Employees

        As of December 30, 1995, the Company employed 245 people. Except for 12 employees at Universal Voltronics, none of the Company's employees is represented by a union. The Company believes that relations with its employees are good.

        (xiv)   Marketing

        The Company markets its electronic test instruments through 19 U.S. sales representatives and 20 distributors in more than 30 foreign countries. In addition, as of December 30, 1995, the Company had 11 marketing and sales employees located in the U.S., U.K., and Italy who work closely with sales representatives to provide installation, technical, and other support to customers. Comtest distributes EMC testing products for more than 10 manufacturers, primarily in the U.K., Benelux countries, and Italy.

        The Company's high-voltage power-conversion products are sold through its internal sales force and through nine domestic and five international sales representatives. The Company also has OEM (original equipment manufacturer) agreements with certain customers in the automotive, medical laser, and electron beam industries.

   (d) Financial Information About Exports by Domestic Operations and About Foreign Operations.

        Financial information about exports by domestic operations and about foreign operations is summarized in Note 11 to Consolidated Financial Statements in the Registrant's 1995 Annual Report to Shareholders and is incorporated herein by reference.




                                        9PAGE

   (e)  Executive Officers of the Registrant.

                                      Present Title
   Name                        Age    (Year First Became Executive Officer)
   ------------------------    ---    -------------------------------------

   John W. Wood Jr.            52     Chairman of the Board, President
                                       and Chief Executive Officer (1990)
   Michael D. Norton           43     Vice President; President, KeyTek
                                       Instrument division (1992)
   Dominick R. Congiusti       66     Vice President; President, Universal
                                       Voltronics division (1994)
   John N. Hatsopoulos         61     Chief Financial Officer (1990)
   Paul F. Kelleher            53     Chief Accounting Officer (1990)

        Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until his earlier resignation, death, or removal. All executive officers except Messrs. Norton and Congiusti have held comparable positions for at least five years either with the Company, Thermedics, or Thermo Electron. Mr. Wood is a Senior Vice President of Thermo Electron and the President and Chief Executive Officer of Thermedics but devotes such portion of his time to the affairs of the Company as the Company's needs reasonably require. Mr. Norton has been a Vice President of the Company since December 1992 and is a full-time employee of the Company. He has been President of KeyTek since April 1993, was Executive Vice President of KeyTek from 1990 to 1993, and Vice President of Operations of KeyTek from 1987 to 1990. Mr. Congiusti has been a Vice President of the Company since December 1994 and is a full-time employee of the Company. He has been President of Universal Voltronics since December 1993, was Vice President of Operations of Universal Voltronics from 1992 to 1993, and Director of Manufacturing of Universal Voltronics from 1991 to 1992. Prior to joining the Company, Mr. Congiusti was Production Manager of Ferranti Venus, a manufacturer of high-voltage power supplies. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron but devote such time to the affairs of the Company as the Company's needs reasonably require.


   Item 2.  Properties

        The Company owns approximately 45,000 square feet of office, engineering, laboratory, and production space in Mount Kisco, New York, and leases approximately 78,000 square feet of office, engineering, laboratory, and production space under leases expiring from 1996 to 2000, principally in Massachusetts, Washington, the Netherlands, Italy, and the United Kingdom. The Company's principal executive offices are located in Woburn, Massachusetts. The Company believes that these facilities are in good condition and are suitable and adequate for its present operations, and that suitable space is readily available if any of such leases are not extended.


   Item 3.  Legal Proceedings

        Not applicable.


   Item 4.  Submission of Matters to a Vote of the Security Holders

        Not applicable.
                                       10PAGE

                                     PART II

   Item 5.  Market for Registrant's Common Equity and Related Stockholder
            Matters

        Information concerning the market and market price for the Registrant's common stock, $.05 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1995 Annual Report to Shareholders and is incorporated herein by reference.


   Item 6.  Selected Financial Data

        The information required under this item is included under the sections "Selected Financial Information" and "Dividend Policy" in the Registrant's 1995 Annual Report to Shareholders and is incorporated herein by reference.


   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1995 Annual Report to Shareholders and is incorporated herein by reference.


   Item 8.  Financial Statements and Supplementary Data

        The Registrant's Consolidated Financial Statements as of December 30, 1995, and Supplementary Data are included in the Registrant's 1995 Annual Report to Shareholders and are incorporated herein by reference.


   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.









                                       11PAGE

                                    PART III

   Item 10.  Directors and Executive Officers of the Registrant

     The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


   Item 11.  Executive Compensation

     The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


   Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required under this item is incorporated herein by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


   Item 13.  Certain Relationships and Related Transactions

        The information required under this item is incorporated herein by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.






                                       12PAGE

                                    PART IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a,d) Financial Statements and Schedules.

          (1) The consolidated financial statements set forth in the list below are filed as part of this Report.

          (2) The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

          (3) Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

          List of Financial Statements and Schedules Referenced in this Item
          14.

          Information incorporated by reference from Exhibit 13 filed herewith:

              Consolidated Statement of Income
              Consolidated Balance Sheet
              Consolidated Statement of Cash Flows
              Consolidated Statement of Shareholders' Equity
              Notes to Consolidated Financial Statements
              Report of Independent Public Accountants

          Certain Financial Statement Schedule filed herewith:

              Schedule II:  Valuation and Qualifying Accounts

         All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.


     (b) Reports on Form 8-K.

         During the Company's quarter ended December 30, 1995, the Company was not required to file, and did not file, any Current Report on Form 8-K.


     (c) Exhibits.

         See Exhibit Index on the page immediately preceding exhibits.





                                       13PAGE

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Date:  March 8, 1996            THERMO VOLTEK CORP.



                                   By: John W. Wood Jr.
                                       ---------------------------------
                                       John W. Wood Jr.
                                       President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, as of March 8, 1996.


   Signature                          Title
   ---------                          -----


   By: John W. Wood Jr.               Chairman of the Board, Chief Executive
       ---------------------
       John W. Wood Jr.                Officer, President and Director

   By: John N. Hatsopoulos            Chief Financial Officer
       ---------------------
       John N. Hatsopoulos

   By: Paul F. Kelleher               Chief Accounting Officer
       ---------------------
       Paul F. Kelleher

   By  Elias P. Gyftopoulos           Director
       ---------------------
       Elias P. Gyftopoulos

   By: William W. Hoover              Director
       ---------------------
       William W. Hoover

   By: Sandra L. Lambert              Director
       ---------------------
       Sandra L. Lambert

   By: Theo Melas-Kyriazi             Director
       ---------------------
       Theo Melas-Kyriazi

   By: Peter Richman                  Director
       ---------------------
       Peter Richman
                                       14PAGE

                    Report of Independent Public Accountants
                    ----------------------------------------


   To the Shareholders and Board of Directors of Thermo Voltek Corp.:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Voltek Corp.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 7, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 13 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                   Arthur Andersen LLP




   Boston, Massachusetts
   February 7, 1996























                                       15PAGE

SCHEDULE II

                               THERMO VOLTEK CORP.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                        Additions             Deductions
                              ------------------------------- ----------

                  Balance at  Charged to                       Accounts  Balance
                   Beginning   Costs and  Bad Debts            Written-   at End
                     of Year    Expenses  Recovered  Other(a)       off  of Year
                  ----------  ----------  ---------  -------- --------- --------

Year Ended
December 30, 1995

 Allowance for
  Doubtful Accounts     $343        $135      $  -       $ 19     $ (51)    $446

Year Ended
December 31, 1994

 Allowance for
  Doubtful Accounts     $354        $101      $  -       $ 35     $(147)    $343

Year Ended
January 1, 1994

 Allowance for
  Doubtful Accounts     $119        $ 83      $ 25       $141     $ (14)    $354


(a) Allowance of business acquired during the year as described in Note 3 to Consolidated Financial Statements in the Registrant's 1995 Annual Report to Shareholders.









                                       16PAGE

                                  EXHIBIT INDEX
   Exhibit
   Number       Description of Exhibit                                   Page
   --------------------------------------------------------------------------

     2.1 Asset Purchase Agreement dated July 21, 1994, among Verifier Systems Limited, Lawgil Limited, and Comtest Limited (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K relating to events occurring on July 21, 1994 [File No. 1-10574] and incorporated herein by reference).

     2.4 Asset Purchase Agreement dated March 1, 1995, among KeyTek Instrument Division of Thermo Voltek Corp., Kalmus Engineering Incorporated, RF Power Labs, Incorporated, and Frank Kalmus. Pursuant to Item 601(b)(2) of Regulation S-K, schedules to this Agreement have been omitted. The Company hereby undertakes to furnish supplementally a copy of such schedules to the Commission upon request.

     3.1 Restated Certificate of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 1993 [File No. 1-10574] and incorporated herein by reference).

     3.2        Composite Restatement of By-Laws, as amended (filed as
                Exhibit 3.2 to the Registrant's Transition Report on Form 10-K for the six months ended December 29, 1990 [File No. 1-10574] and incorporated herein by reference).

     4.1        Agreement between the Registrant and Thermedics Inc.
                dated June 5, 1992 for Purchase of Note (filed as
                Exhibit 4 to the Registrant's Current Report on Form 8-K dated June 5, 1992 [File No. 1-10574] and incorporated herein by reference).

     4.2 Fiscal Agency Agreement dated as of November 19, 1993 among the Registrant, Thermo Electron Corporation, and Chemical Bank (filed as Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10574] and incorporated herein by reference).

     4.3 Guarantee Reimbursement Agreement dated February 7, 1994 among the Registrant, Thermedics Inc., Thermo Cardiosystems Inc. and Thermo Electron Corporation (filed as Exhibit 4.4 to Thermedics' Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference).

    10.1 Amended and Restated Corporate Services Agreement dated January 3, 1993, between Thermo Electron Corporation and the Registrant (filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 1993 [File No. 1-10574] and incorporated herein by reference).
                                       17PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   --------------------------------------------------------------------------

    10.2 Form of Indemnification Agreement for Directors and Officers of the Registrant (filed as Exhibit 10.13 to the Registrant's Transition Report on Form 10-K for the six months ended December 29, 1990 [File No. 1-10574] and incorporated herein by reference).

    10.3 Thermo Electron Corporate Charter as amended and restated effective January 3, 1993 (filed as Exhibit
                10.5 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 1993 [File No. 1-10574] and incorporated herein by reference).

    10.4 Consulting Agreement between the Registrant and Peter Richman, as of August 5, 1993 (filed as Exhibit 10.25 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993 [File No. 1-10574] and incorporated herein by reference).

    10.5 Lease Agreement dated August 2, 1993 between Comtest Invest B.V. and Comtest Instrumentation B.V. (filed as
                Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10574] and incorporated herein by reference).

    10.6 Note dated July 2, 1993 from the Registrant to Thermo Electron Corporation (filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10574] and incorporated herein by reference).

    10.7 Master Repurchase Agreement dated as of January 1, 1994 between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10574] and incorporated herein by reference).

   10.8 - 10.18 Reserved.

    10.19       1985 Stock Option Plan of the Registrant (filed as
                Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1985 [File No. 0-8245] and incorporated herein by reference). (Maximum number of shares issuable is 200,000 shares, after adjustment to reflect 1-for-3 reverse stock split effected in November 1992 and 3-for-2 stock split effected in November 1993).
                                       18PAGE

                                  EXHIBIT INDEX
   Exhibit
   Number       Description of Exhibit                                   Page
   --------------------------------------------------------------------------

    10.20 1990 Stock Option Plan, as amended, of the Registrant (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 2, 1994 [File No. 1-10574] and incorporated herein by reference). (Maximum number of shares issuable is 400,000 shares, after adjustment to reflect share increases in 1993 and 1994, 1-for-3 reverse stock split effected in November 1992, and 3-for-2 stock split effected in November 1993).

    10.21       Equity Incentive Plan of the Registrant (filed as
                Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 [File No. 1-11406] and incorporated herein by reference).

    10.22       Deferred Compensation Plan for Directors of the
                Registrant (filed as Exhibit 10.23 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993 [File No. 1-10574] and incorporated herein by reference).

    10.23       Directors' Stock Option Plan of the Registrant (filed as
                Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 [File No. 1-11406] and incorporated herein by reference).

                In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of the Registrant's parent corporations, Thermedics Inc. and Thermo Electron Corporation, and their subsidiaries, for services rendered to the Registrant or to such affiliated corporations. Such plans are listed under Exhibits 10.24 - 10.91.

    10.24 Thermo Electron Corporation Incentive Stock Option Plan (filed as Exhibit 4(d) to Thermo Electron's Registration Statement on Form S-8 [Reg. No. 33-8993] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Electron Nonqualified Stock Option Plan is 9,035,156 shares, after adjustment to reflect share increases approved in 1984 and 1986, share decrease approved in 1989, and 3-for-2 stock splits effected in October 1986, October 1993, and May 1995.)

    10.25 Thermo Electron Corporation Nonqualified Stock Option Plan (filed as Exhibit 4(e) to Thermo Electron's Registration Statement on Form S-8 [Reg. No. 33-8993] and incorporated herein by reference). (Plan amended in 1984 to extend expiration date to December 14, 1994; maximum number of shares issuable in the aggregate under this plan and the Thermo Electron Incentive Stock Option Plan is 9,035,156 shares, after adjustment to reflect share increases approved in 1984 and 1986, share decrease approved in 1989, and 3-for-2 stock splits effected in October 1986, October 1993, and May 1995.)
                                       19PAGE

                                  EXHIBIT INDEX
   Exhibit
   Number       Description of Exhibit                                   Page
   --------------------------------------------------------------------------

    10.26 Thermo Electron Corporation Equity Incentive Plan (filed as Exhibit 10.1 to Thermo Electron's Quarterly Report on Form 10-Q for the quarter ended July 2, 1994 [File No. 1-8002] and incorporated herein by reference). (Plan amended in 1989 to restrict exercise price for SEC reporting persons to not less than 50% of fair market value or par value; maximum number of shares issuable is 7,050,000 shares, after adjustment to reflect 3-for-2 stock splits effected in October 1993 and May 1995 and share increase approved in 1994.)

    10.27 Thermo Electron Corporation - Thermedics Inc. Nonqualified Stock Option Plan (filed as Exhibit 4 to Registration Statement on Form S-8 of Thermedics [Reg. No. 2-93747] and incorporated herein by reference). (Maximum number of shares issuable is 450,000 shares, after adjustment to reflect share increase approved in 1988, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985, and 3-for-2 stock splits effected in October 1986 and November 1993.)

    10.28 Thermo Electron Corporation - Thermo Instrument Systems Inc. (formerly Thermo Environmental Corporation) Nonqualified Stock Option Plan (filed as Exhibit 4(c) to a Registration Statement on Form S-8 of Thermo Instrument Systems Inc. [Reg. No.33-8034] and incorporated herein by reference). (Maximum number of shares issuable is 421,875 shares, after adjustment to reflect 3-for-2 stock splits effected in July 1993 and April 1995, and 5-for-4 stock split effected in December 1995.)

    10.29 Thermo Electron Corporation - Thermo Instrument Systems Inc. Nonqualified Stock Option Plan (filed as Exhibit
                10.12 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 600,285 shares, after adjustment to reflect share increase approved in 1988, 3-for-2 stock splits effected in January 1988, July 1993, and April 1995 and 5-for-4 stock split effective in December 1995.)

    10.30 Thermo Electron Corporation - Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10.13 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 108,000 shares, after adjustment to reflect 6-for-5 stock splits effected in July 1988 and March 1989 and 3-for-2 stock split effected in September 1989.)
                                       20PAGE

                                  EXHIBIT INDEX
   Exhibit
   Number       Description of Exhibit                                   Page
   --------------------------------------------------------------------------

    10.31 Thermo Electron Corporation - Thermo Power Corporation (formerly Tecogen Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10.14 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Amended in September 1995 to extend the plan expiration date to December 31, 1995.)

    10.32 Thermo Electron Corporation - Thermo Cardiosystems Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.11 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 130,500 shares, after adjustment to reflect share increases approved in 1990 and 1992, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990, and 2-for-1 stock split effected in November 1993.)

    10.33 Thermo Electron Corporation - Thermo Ecotek Corporation (formerly Thermo Energy Systems Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10.12 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-8002] and incorporated herein by reference.)

    10.34 Thermo Electron Corporation - ThermoTrex Corporation (formerly Thermo Electron Technologies Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10.13 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 180,000 shares, after adjustment to reflect 3-for-2 stock split effected in October 1993.)

    10.35 Thermo Electron Corporation - Thermo Fibertek Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.14 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 600,000 shares, after adjustment to reflect 2-for-1 stock split effected in September 1992 and 3-for-2 stock split effected in September 1995.)

    10.36 Thermo Electron Corporation - Thermo Voltek Corp. (formerly Universal Voltronics Corp.) Nonqualified Stock Option Plan (filed as Exhibit 10.17 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 57,500 shares, after adjustment to reflect 3-for-2 stock split effected in November 1993 and share increase approved in September 1995.)
                                       21PAGE

                                  EXHIBIT INDEX
   Exhibit
   Number       Description of Exhibit                                   Page
   --------------------------------------------------------------------------

    10.37 Thermo Electron Corporation - Thermo BioAnalysis Corporation Nonqualified Stock Option Plan (filed as
                Exhibit 10.65 to Thermo Ecotek's Transition Report on Form 10-K for the nine months ended September 30, 1995 [File No. 1-13572] and incorporated herein by reference).

    10.38 Thermo Electron Corporation - ThermoLyte Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.66 to Thermo Ecotek's Transition Report on Form 10-K for the nine months ended September 30, 1995 [File No. 1-13572] and incorporated herein by reference).

    10.39 Thermo Electron Corporation - Thermo Remediation Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.67 to Thermo Ecotek's Transition Report on Form 10-K for the nine months ended September 30, 1995 [File No. 1-13572] and incorporated herein by reference).

    10.40 Thermo Electron Corporation - ThermoSpectra Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.68 to Thermo Ecotek's Transition Report on Form 10-K for the nine months ended September 30, 1995 [File No. 1-13572] and incorporated herein by reference).

    10.41 Thermo Electron Corporation - ThermoLase Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.69 to Thermo Ecotek's Transition Report on Form 10-K for the nine months ended September 30, 1995 [File No. 1-13572] and incorporated herein by reference).

    10.42 Thermo Electron Corporation - ThermoQuest Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.41 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

    10.43 Thermo Electron Corporation - Thermo Optek Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.42 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

     10.44 Thermo Electron Corporation - Thermo Sentron Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.43 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

     10.45 Thermo Electron Corporation - Trex Medical Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.44 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).
                                       22PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   --------------------------------------------------------------------------

    10.46 Thermo Ecotek Corporation (formerly Thermo Energy Systems Corporation) Incentive Stock Option Plan (filed as Exhibit 10.18 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Ecotek Nonqualified Stock Option Plan is 900,000 shares, after adjustment to reflect share increase approved in December 1993.)

    10.47 Thermo Ecotek Corporation (formerly Thermo Energy Systems Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10.19 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Ecotek Incentive Stock Option Plan is 900,000 shares, after adjustment to reflect to share increase approved in December 1993.)

    10.48 Thermo Ecotek Corporation (formerly Thermo Energy Systems Corporation) Equity Incentive Plan (filed as
                Exhibit 10.46 to Thermo Process' Annual Report on Form 10-K for the fiscal year ended April 2, 1994 [File No. 1-9549] and incorporated herein by reference).

    10.49       Thermedics Inc. Incentive Stock Option Plan (filed as
                Exhibit 10(d) to Thermedics' Registration Statement on Form S-1 [Reg. No. 33-84380] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermedics Nonqualified Stock Option Plan is 1,931,923 shares, after adjustment to reflect share increases approved in 1986 and 1992, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985, and 3-for-2 stock splits effected in October 1986 and November 1993.)

    10.50       Thermedics Inc. Nonqualified Stock Option Plan (filed as
                Exhibit 10(e) to Thermedics' Registration Statement on Form S-1 [Reg. No. 33-84380] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermedics Incentive Stock Option Plan is 1,931,923 shares, after adjustment to reflect share increases approved in 1986 and 1992, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985, and 3-for-2 stock splits effected in October 1986 and November 1993.)



                                       23PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   --------------------------------------------------------------------------

    10.51 Thermedics Inc. Equity Incentive Plan (filed as Appendix A to the Proxy Statement dated May 10, 1993 of
                Thermedics [File No. 1-9567] and incorporated herein by reference). (Maximum number of shares issuable is 1,500,000, after adjustment to reflect 3-for-2 stock split effected in November 1993.)

    10.52 Thermedics Inc. - Thermedics Detection Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.20 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference).

     10.53 Thermedics Inc. - Thermo Sentron Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.51 to Thermo
                Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

    10.54 Thermedics Detection Inc. Equity Incentive Plan (filed as Exhibit 10.69 to Thermedics' Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9567] and incorporated herein by reference).

    10.55 Thermo Cardiosystems Inc. Incentive Stock Option Plan (filed as Exhibit 10(f) to Thermo Cardiosystems' Registration Statement on Form S-1 [Reg. No. 33-25144] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Cardiosystems Nonqualified Stock Option Plan is 1,143,750 shares, after adjustment to reflect share increase approved in 1992, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990, and 2-for-1 stock split effected in November 1993.)

    10.56 Thermo Cardiosystems Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(g) to Thermo Cardiosystems' Registration Statement on Form S-1 [Reg. No. 33-25144] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Cardiosystems Incentive Stock Option Plan is 1,143,750 shares, after adjustment to reflect share increase approved in 1992, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990, and 2-for-1 stock split effected in November 1993.)

    10.57 Thermo Cardiosystems Inc. Equity Incentive Plan (filed as Attachment A to the Proxy Statement dated May 5, 1994 of Thermo Cardiosystems [File No. 1-10114] and incorporated herein by reference).

                                       24PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   --------------------------------------------------------------------------

    10.58       Thermo Sentron Inc. Equity Incentive Plan (filed as
                Exhibit 10.57 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

    10.59 Thermo Instrument Systems Inc. Incentive Stock Option Plan (filed as Exhibit 10(c) to Thermo Instrument's Registration Statement on Form S-1 [Reg. No. 33-6762] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Instrument Nonqualified Stock Option Plan is 2,812,500 shares, after adjustment to reflect share increase approved in 1990, 3-for-2 stock splits effected in January 1988, July 1993, and April 1995, and 5-for-4 stock split effected in December 1995.)

    10.60 Thermo Instrument Systems Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(d) to Thermo Instrument's Registration Statement on Form S-1 [Reg. No. 33-6762] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Instrument Incentive Stock Option Plan is 2,812,500 shares, after adjustment to reflect share increase approved in 1990, 3-for-2 stock splits effected in January 1988, July 1993, and April 1995, and 5-for-4 stock split effected in December 1995.)

    10.61 Thermo Instrument Systems Inc. Equity Incentive Plan (filed as Appendix A to the Proxy Statement dated April 27, 1993 of Thermo Instrument Systems [File No. 1-9786] and incorporated herein by reference). (Maximum number of shares issuable is 4,031,250 shares, after adjustment to reflect share increase approved in December 1993, 3-for-2 stock splits effected in July 1993 and April 1995, and 5-for-4 stock split effected in December 1995.)

    10.62 Thermo Instrument Systems Inc. (formerly Thermo Environmental Corporation) Incentive Stock Option Plan (filed as Exhibit 10(d) to Thermo Environmental's Registration Statement on Form S-1 [Reg. No. 33-329] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Instrument (formerly Thermo Environmental) Nonqualified Stock Option Plan is 1,160,156 shares, after adjustment to reflect share increase approved in 1987, adjustment to reflect 3-for-2 stock splits effected in July 1993 and April 1995, and 5-for-4 stock split effected in December 1995.)

                                       25PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   --------------------------------------------------------------------------

    10.63 Thermo Instrument Systems Inc. (formerly Thermo Environmental Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10(e) to Thermo Environmental's Registration Statement on Form S-1 [Reg. No. 33-329] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Instrument (formerly Thermo Environmental) Incentive Stock Option Plan is 1,160,156 shares, after adjustment to reflect share increase approved in 1987, 3-for-2 stock splits effected in July 1993 and April 1995, and 5-for-4 stock split effected in December 1995.)

    10.64       Thermo Instrument Systems Inc. - ThermoSpectra
                Corporation Nonqualified Stock Option Plan (filed as
                Exhibit 10.45 to Thermo Power's Annual Report on Form 10-K for the fiscal year ended October 1, 1994 [File No. 1-10573] and incorporated herein by reference).

    10.65 Thermo Instrument Systems Inc. - Thermo BioAnalysis Corporation Nonqualified Stock Option Plan (filed as
                Exhibit 10.64 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

    10.66 Thermo Instrument Systems Inc. - ThermoQuest Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.65 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No.
                1-10114] and incorporated herein by reference).

    10.67 ThermoSpectra Corporation Equity Incentive Plan (filed as Exhibit 10.59 to Thermo Power's Annual Report on Form 10-K for the fiscal year ended October 1, 1994 [File No. 1-10573] and incorporated herein by reference).

    10.68 Thermo BioAnalysis Corporation Equity Incentive Plan (filed as Exhibit 10.67 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

    10.69       Thermo Optek Corporation Equity Incentive Plan (filed as
                Exhibit 10.68 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

    10.70       ThermoQuest Corporation Equity Incentive Plan (filed as
                Exhibit 10.69 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).
                                       26PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   --------------------------------------------------------------------------

    10.71 ThermoTrex Corporation (formerly Thermo Electron Technologies Corporation) Incentive Stock Option Plan (filed as Exhibit 10(h) to ThermoTrex's Registration Statement on Form S-1 [Reg. No. 33-40972] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the ThermoTrex Nonqualified Stock Option Plan is 1,945,000 shares, after adjustment to reflect share increases approved in 1992 and 1993 and 3-for-2 stock split effected in October 1993.)

    10.72 ThermoTrex Corporation (formerly Thermo Electron Technologies Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10(i) to ThermoTrex's Registration Statement on Form S-1 [Reg. No. 33-40972] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the ThermoTrex Incentive Stock Option Plan is 1,945,000 shares, after adjustment to reflect share increases approved in 1992 and 1993 and 3-for-2 stock split effected in October 1993.)

    10.73       ThermoTrex Corporation - ThermoLase Corporation
                (formerly ThermoLase Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10.53 to Thermedics' Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference).

    10.74 ThermoTrex Corporation - Trex Medical Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.73 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

    10.75 ThermoLase Corporation (formerly ThermoLase Inc.) Incentive Stock Option Plan (filed as Exhibit 10.55 to Thermedics' Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the ThermoLase Nonqualified Stock Option Plan is 2,800,000 shares, after adjustment to reflect share decrease approved in 1993 and 2-for-1 stock splits effected in March 1994 and June 1995.)

    10.76 ThermoLase Corporation (formerly ThermoLase Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10.54 to Thermedics' Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the ThermoLase Incentive Stock Option Plan is 2,800,000 shares, after adjustment to reflect share increase approved in 1993 and 2-for-1 stock splits effected in March 1994 and June 1995.)
                                       27PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   --------------------------------------------------------------------------

    10.77       ThermoLase Corporation Equity Incentive Plan (filed as
                Exhibit 10.81 to Thermo Process' Annual Report on Form 10-K for the fiscal year ended April 1, 1995 [File No. 1-9549] and incorporated herein by reference).

    10.78       Trex Medical Corporation Equity Incentive Plan (filed as
                Exhibit 10.77 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

    10.79 Thermo Fibertek Inc. Incentive Stock Option Plan (filed as Exhibit 10(k) to Thermo Fibertek's Registration Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

    10.80 Thermo Fibertek Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(l) to Thermo Fibertek's
                Registration Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

    10.81 Thermo Fibertek Inc. Equity Incentive Plan (filed as Attachment A to the Proxy Statement of Thermo Fibertek dated May 3, 1994 [File No. 1-11406] and incorporated herein by reference).

    10.82 Thermo Power Corporation (formerly Tecogen Inc.) Incentive Stock Option Plan, as amended (filed as
                Exhibit 10(h) to Thermo Power's Quarterly Report on Form 10-Q for the quarter ended April 3, 1993 [File No. 1-10573] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Power Nonqualified Stock Option Plan is 950,000 shares, after adjustment to reflect share increases approved in 1990, 1992, and 1993.)

    10.83 Thermo Power Corporation (formerly Tecogen Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10(i) to Thermo Power's Quarterly Report on Form 10-Q for the quarter ended April 3, 1993 [File No. 1-10573] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Power Incentive Stock Option Plan is 950,000 shares, after adjustment to reflect share increases approved in 1990, 1992, and 1993.)

    10.84 Thermo Power Corporation Equity Incentive Plan (filed as Attachment A to the Proxy Statement dated February 18, 1994 of Thermo Power [File No. 1-10573] and incorporated herein by reference).

                                       28PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   --------------------------------------------------------------------------

    10.85 Thermo Power - ThermoLyte Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.84 to Thermo
                Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

    10.86       ThermoLyte Corporation Equity Incentive Plan (filed as
                Exhibit 10.104 to Thermo Ecotek's Transition Report on Form 10-K for the nine months ended September 30, 1995 [File. No. 1-13572] and incorporated herein by reference).

    10.87 Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.) Incentive Stock Option Plan (filed as Exhibit 10(h) to Thermo TerraTech's Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo TerraTech Nonqualified Stock Option Plan is 1,850,000 shares, after adjustment to reflect share increases approved in 1987, 1989 and 1992, 6-for-5 stock splits effected in July 1988 and March 1989, and 3-for-2 stock split effected in September 1989.)

    10.88 Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10(i) to Thermo TerraTech's Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo TerraTech Incentive Stock Option Plan is 1,850,000 shares, after adjustment to reflect share increases approved in 1987, 1989, and 1992, 6-for-5 stock splits effected in July 1988 and March 1989, and 3-for-2 stock split effected in September 1989.)

    10.89 Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.) Equity Incentive Plan (filed as Exhibit 10.63 to Thermedics' Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference). (Maximum number of shares issuable is 1,750,000 shares, after adjustment to reflect share increase approved in 1994.)

    10.90 Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.) - Thermo Remediation Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(l) to Thermo TerraTech's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 1994 [File No. 1-9549] and incorporated herein by reference).

    10.91       Thermo Remediation Inc. Equity Incentive Plan (filed as
                Exhibit 10.7 to Thermo Remediation's Registration
                Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).
                                       29PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   --------------------------------------------------------------------------

    11          Statement re:  Computation of Earnings per Share.

    13          Annual Report to Shareholders for the year ended
                December 30, 1995 (only those portions incorporated herein by reference).

    21          Subsidiaries of the Registrant.

    23          Consent of Arthur Andersen LLP.

    27          Financial Data Schedule.