Form 10-Q
period 1996-03-30
THERMO VOLTEK CORP
filed 1996-05-06
CIK 102138

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                     ---------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended March 30, 1996.

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

               Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                   Outstanding at April 26, 1996
         ----------------------------     ------------------------------
         Common Stock, $.05 par value                5,386,220
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

                               THERMO VOLTEK CORP.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     March 30,   December 30,
   (In thousands)                                         1996           1995
   --------------------------------------------------------------------------

   Current Assets:
     Cash and cash equivalents                        $12,601        $ 8,651
     Available-for-sale investments, at quoted
       market value (amortized cost of $20,705
       and $25,795) (includes $1,677 and $1,482 of
       related party investments)                      21,124         26,038
     Accounts receivable, less allowances of $489
       and $447                                         9,658          8,680
     Inventories:
       Raw materials                                    3,669          3,598
       Work in process                                  3,466          3,059
       Finished goods                                   2,025          1,924
     Prepaid income taxes and other current assets      1,140          1,022
                                                      -------        -------
                                                       53,683         52,972
                                                      -------        -------

   Property, Plant and Equipment, at Cost               7,869          7,677
     Less: Accumulated depreciation and
           amortization                                 4,813          4,533
                                                      -------        -------
                                                        3,056          3,144
                                                      -------        -------

   Other Assets                                           515            648
                                                      -------        -------

   Cost in Excess of Net Assets of Acquired
     Companies                                         11,895         12,081
                                                      -------        -------
                                                      $69,149        $68,845
                                                      =======        =======





                                        2PAGE

                               THERMO VOLTEK CORP.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                     March 30,   December 30,
   (In thousands except share amounts)                    1996           1995
   --------------------------------------------------------------------------

   Current Liabilities:
     Notes payable                                    $ 1,147        $ 1,276
     Accounts payable                                   2,879          3,966
     Accrued payroll and employee benefits                844          1,128
     Accrued income taxes                               1,377          1,103
     Customer deposits                                    417            223
     Other accrued expenses                             2,733          2,611
     Due to parent company and Thermo
       Electron Corporation                             1,288            839
                                                      -------        -------
                                                       10,685         11,146
                                                      -------        -------
   Subordinated Convertible Obligations
     (includes $11,500 of related party debt)          32,505         36,740
                                                      -------        -------

   Shareholders' Investment:
     Common stock, $.05 par value, 10,000,000
       shares authorized; 5,245,273 and 4,881,099
       shares issued                                      262            244
     Capital in excess of par value                    24,678         20,545
     Retained earnings (accumulated deficit)              752           (185)
     Treasury stock at cost, 2,029 and 1,958 shares       (23)           (20)
     Cumulative translation adjustment                     38            229
     Net unrealized gain on available-for-sale
       investments                                        252            146
                                                      -------        -------
                                                       25,959         20,959
                                                      -------        -------
                                                      $69,149        $68,845
                                                      =======        =======


   The accompanying notes are an integral part of these consolidated financial statements.






                                        3PAGE

                               THERMO VOLTEK CORP.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                         Three Months Ended
                                                      -----------------------
                                                      March 30,      April 1,
   (In thousands except per share amounts)                 1996          1995
   --------------------------------------------------------------------------

   Revenues                                             $10,621      $ 7,308
                                                        -------      -------

   Costs and Operating Expenses:
     Cost of revenues                                     5,390        3,820
     Selling, general and administrative
       expenses                                           3,261        2,442
     Research and development expenses                      710          454
                                                        -------      -------
                                                          9,361        6,716
                                                        -------      -------

   Operating Income                                       1,260          592

   Interest Income                                          502          538
   Interest Expense (includes $177 for notes
     to related party in 1996 and 1995)                    (435)        (564)
   Other Income                                               -           14
                                                        -------      -------

   Income Before Provision for Income Taxes               1,327          580
   Provision for Income Taxes                               390          165
                                                        -------      -------
   Net Income                                           $   937      $   415
                                                        =======      =======

   Earnings per Share:
     Primary                                            $   .18      $   .10
                                                        =======      =======
     Fully diluted                                      $   .11      $   .08
                                                        =======      =======

   Weighted Average Shares:
     Primary                                              5,317        4,045
                                                        =======      =======
     Fully diluted                                        9,095        8,967
                                                        =======      =======


   The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                               THERMO VOLTEK CORP.

                      Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                         Three Months Ended
                                                       ----------------------
                                                       March 30,     April 1,
   (In thousands)                                           1996         1995
   --------------------------------------------------------------------------

   Operating Activities:
    Net income                                         $    937     $    415
    Adjustments to reconcile net income to
     net cash used in operating activities:
      Depreciation and amortization                         422          373
      Provision for losses on accounts receivable            43           15
      Other noncash items                                     -          (10)
      Changes in current accounts, excluding
       the effects of acquisitions:
        Accounts receivable                              (1,134)        (585)
        Inventories                                        (628)        (515)
        Other current assets                               (126)         114
        Accounts payable                                 (1,041)        (129)
        Other current liabilities                           735         (487)
                                                       --------     --------
         Net cash used in operating activities             (792)        (809)
                                                       --------     --------

   Investing Activities:
    Acquisitions, net of cash acquired                        -       (4,000)
    Purchases of available-for-sale investments               -       (7,500)
    Proceeds from sale and maturities of
     available-for-sale investments                       5,000        7,000
    Purchases of property, plant and equipment             (254)        (156)
    Other                                                   129          391
                                                       --------     --------
         Net cash provided by (used in) investing
          activities                                      4,875       (4,265)
                                                       --------     --------

   Financing Activities:
    Net increase (decrease) in short-term obligations       (98)         347
    Repurchase of long-term obligations                       -         (132)
    Net proceeds from issuance of Company
     common stock                                             9           96
                                                       --------     --------
         Net cash provided by (used in) financing
          activities                                   $    (89)    $    311
                                                       --------     --------

                                        5PAGE

                               THERMO VOLTEK CORP.

                                  (Unaudited)


                                                         Three Months Ended
                                                       ----------------------
                                                       March 30,     April 1,
   (In thousands)                                           1996         1995
   --------------------------------------------------------------------------

   Exchange Rate Effect on Cash                        $    (44)         (88)
                                                       --------       ------
                                                                    $


   Increase (Decrease) in Cash and Cash Equivalents       3,950       (4,851)
   Cash and Cash Equivalents at Beginning of Period       8,651        8,955
                                                       --------     --------

   Cash and Cash Equivalents at End of Period          $ 12,601     $  4,104
                                                       ========     ========

   Cash Paid For:
    Interest                                           $    152     $    122
    Income taxes                                       $    176     $     55

   Noncash Financing Activities:
    Conversions of subordinated convertible
     obligations                                       $  4,235     $      -


   The accompanying notes are an integral part of these consolidated financial statements.






















                                        6PAGE

                               THERMO VOLTEK CORP.

                   Notes to Consolidated Financial Statements


   1.   General

        The interim consolidated financial statements presented have been prepared by Thermo Voltek Corp. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three-month periods ended March 30, 1996 and April 1, 1995, (b) the financial position at March 30, 1996, and (c) the cash flows for the three-month periods ended March 30, 1996 and April 1, 1995. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of December 30, 1995, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, filed with the Securities and Exchange Commission.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Description of Business

        The Company designs, manufactures, and markets instruments that test electronic and electrical systems and components for immunity to pulsed electromagnetic interference (pulsed EMI) through its KeyTek Instrument division (KeyTek), and designs, manufactures, and markets high-voltage power-conversion systems, modulators, fast-response protection systems, and related high-voltage equipment for industrial, medical, and environmental processes, and for defense and scientific research applications, through its Universal Voltronics division. Through its Comtest Instrumentation B.V. and Comtest Limited subsidiaries (collectively, Comtest), the Company provides electromagnetic compatibility (EMC) consulting and systems-integration services, distributes a range of EMC-related products, and manufactures and markets specialized power supplies for telecommunications equipment. Comtest's Verifier division, acquired in July 1994, manufactures a line of electrostatic discharge test equipment that performs electrical stress tests for semiconductor devices. In March 1995, the Company acquired Kalmus Engineering Incorporated and R. F. Power Labs, Incorporated (collectively, Kalmus), which manufacture radio frequency power amplifiers and systems used to test products for immunity to radiated or conducted radio frequency interference and for medical imaging and telecommunications applications.



                                        7PAGE

                               THERMO VOLTEK CORP.


   Results of Operations

   First Quarter 1996 Compared With First Quarter 1995

        Revenues increased 45% to $10,621,000 in the first quarter of 1996 from $7,308,000 in the first quarter of 1995, due primarily to an increase in Comtest revenues of $1,663,000 and an increase of $1,126,000 due to the inclusion of revenues for the full quarter of 1996 from Kalmus, which was acquired on March 1, 1995. The increase in revenues at Comtest resulted primarily from an increase in demand in the Far East for Verifier's electrostatic discharge test equipment, as well as an increase in revenues from a new radio frequency interference immunity tester product line that was introduced in 1995. The balance of the increase in revenues resulted from greater demand at KeyTek.

        The gross profit margin increased to 49% in the first quarter of 1996 from 48% in the first quarter of 1995, due primarily to the inclusion of a full quarter of higher-margin Kalmus revenues in 1996. This increase was offset in part by a decline in margins at Verifier due to lower-margin sales in the Far East.

        Selling, general and administrative expenses as a percentage of revenues decreased to 31% in the first quarter of 1996 from 33% in the first quarter of 1995, due primarily to an increase in revenues. Research and development expenses as a percentage of revenues increased to 6.7% in the first quarter of 1996 from 6.2% in the first quarter of 1995 due to higher research and development expenditures at Verifier and KeyTek.

        Interest income decreased to $502,000 in the first quarter of 1996 from $538,000 in the first quarter of 1995 due primarily to lower average invested balances. Interest expense decreased to $435,000 in the first quarter of 1996 from $564,000 in the first quarter of 1995 due to the conversion of $13,495,000 principal amount of the Company's subordinated convertible obligations during 1995 and 1996.

        The effective tax rate was 29% and 28% in the first quarter of 1996 and 1995, respectively. These rates were below the statutory federal income tax rate due to the utilization of tax net operating loss carryforwards, offset in part by the impact of state income taxes.

   Liquidity and Capital Resources

        Working capital was $42,998,000 at March 30, 1996, compared with $41,826,000 at December 30, 1995. Included in working capital are cash, cash equivalents, and available-for-sale investments of $33,725,000 at March 30, 1996, compared with $34,689,000 at December 30, 1995. During the first quarter of 1996, $792,000 of cash was used in operating activities primarily to reduce accounts payable and to support higher accounts receivable, which resulted from the timing of cash collections. During the first quarter of 1996, the Company expended $254,000 for purchases of property, plant and equipment. During the remainder of 1996, the Company expects to expend approximately $1,400,000 on purchases of property, plant and equipment.

                                        8PAGE

                               THERMO VOLTEK CORP.


   PART II - OTHER INFORMATION

   Item 6 - Exhibits

   (a) Exhibits

        See Exhibit Index on the page immediately preceding exhibits.





































                                        9PAGE

                               THERMO VOLTEK CORP.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of May 1996.

                                                THERMO VOLTEK CORP.



                                                Paul F. Kelleher
                                                --------------------
                                                Paul F. Kelleher
                                                Chief Accounting Officer



                                                John N. Hatsopoulos
                                                --------------------
                                                John N. Hatsopoulos
                                                Chief Financial Officer























                                       10PAGE

                               THERMO VOLTEK CORP.

                                  Exhibit Index


   Exhibit
   Number       Description of Exhibit                                    Page
   ---------------------------------------------------------------------------

    10.1 Lease Agreement dated October 23, 1995 between John Hancock Mututal Life Insurance Company and Thermo Voltek Corp.

    11          Statement re:  Computation of earnings per share.

    27          Financial Data Schedule.