Form 10-Q
period 1996-06-29
THERMO VOLTEK CORP
filed 1996-08-06
CIK 102138

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                     ---------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended June 29, 1996.

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

               Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                   Outstanding at July 26, 1996
         ----------------------------     -----------------------------
         Common Stock, $.05 par value                6,327,175
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

                               THERMO VOLTEK CORP.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                      June 29,   December 30,
   (In thousands)                                         1996           1995
   --------------------------------------------------------------------------
   Current Assets:
     Cash and cash equivalents                        $12,810        $ 8,651
     Available-for-sale investments, at quoted
       market value (amortized cost of $21,245
       and $25,795) (includes $1,508 and $1,482 of
       related party investments)                      21,457         26,038
     Accounts receivable, less allowances of $543
       and $447                                        11,046          8,680
     Inventories:
       Raw materials                                    3,396          3,598
       Work in process                                  2,922          3,059
       Finished goods                                   2,729          1,924
     Prepaid income taxes and other current assets      1,192          1,022
                                                      -------        -------
                                                       55,552         52,972
                                                      -------        -------

   Property, Plant and Equipment, at Cost               8,251          7,677
     Less: Accumulated depreciation and
           amortization                                 5,089          4,533
                                                      -------        -------
                                                        3,162          3,144
                                                      -------        -------

   Other Assets                                           347            648
                                                      -------        -------

   Cost in Excess of Net Assets of Acquired
     Companies                                         11,690         12,081
                                                      -------        -------
                                                      $70,751        $68,845
                                                      =======        =======




                                        2PAGE

                               THERMO VOLTEK CORP.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                      June 29,   December 30,
   (In thousands except share amounts)                    1996           1995
   --------------------------------------------------------------------------
   Current Liabilities:
     Notes payable                                    $ 1,237        $ 1,276
     Accounts payable                                   4,373          3,966
     Accrued payroll and employee benefits              1,011          1,128
     Accrued income taxes                               1,541          1,103
     Customer deposits                                    467            223
     Accrued commissions                                  699            468
     Other accrued expenses                             1,469          2,143
     Due to parent company and Thermo
       Electron Corporation                               568            839
                                                      -------        -------
                                                       11,365         11,146
                                                      -------        -------
   Subordinated Convertible Obligations
     (includes $10,000 and $11,500 of related
     party debt)                                       24,210         36,740
                                                      -------        -------

   Shareholders' Investment (Note 2):
     Common stock, $.05 par value, 10,000,000
       shares authorized; 6,069,042 and 4,881,099
       shares issued                                      303            244
     Capital in excess of par value                    32,882         20,545
     Retained earnings (accumulated deficit)            1,884           (185)
     Treasury stock at cost, 2,291 and 1,958 shares       (28)           (20)
     Cumulative translation adjustment                     (1)           229
     Net unrealized gain on available-for-sale
       investments                                        136            146
                                                      -------        -------
                                                       35,176         20,959
                                                      -------        -------
                                                      $70,751        $68,845
                                                      =======        =======


   The accompanying notes are an integral part of these consolidated financial statements.



                                        3PAGE

                               THERMO VOLTEK CORP.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                          Three Months Ended
                                                         --------------------
                                                         June 29,     July 1,
   (In thousands except per share amounts)                   1996        1995
   --------------------------------------------------------------------------
   Revenues                                               $11,882    $ 8,554
                                                          -------    -------
   Costs and Operating Expenses:
     Cost of revenues                                       6,153      4,512
     Selling, general and administrative expenses           3,519      2,648
     Research and development expenses                        821        592
                                                          -------    -------
                                                           10,493      7,752
                                                          -------    -------

   Operating Income                                         1,389        802

   Interest Income                                            492        495
   Interest Expense (includes $177 to related
     party in 1996 and 1995)                                 (402)      (570)
                                                          -------    -------
   Income Before Provision for Income Taxes                 1,479        727
   Provision for Income Taxes                                 347        124
                                                          -------    -------
   Net Income                                             $ 1,132    $   603
                                                          =======    =======
   Earnings per Share:
     Primary                                              $   .19    $   .14
                                                          =======    =======
     Fully diluted                                        $   .15    $   .10
                                                          =======    =======
   Weighted Average Shares:
     Primary                                                5,861      4,250
                                                          =======    =======
     Fully diluted                                          9,091      9,019
                                                          =======    =======


   The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                               THERMO VOLTEK CORP.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                           Six Months Ended
                                                         --------------------
                                                         June 29,     July 1,
   (In thousands except per share amounts)                   1996        1995
   --------------------------------------------------------------------------
   Revenues                                               $22,503    $15,862
                                                          -------    -------
   Costs and Operating Expenses:
     Cost of revenues                                      11,543      8,332
     Selling, general and administrative expenses           6,780      5,090
     Research and development expenses                      1,531      1,046
                                                          -------    -------

                                                           19,854     14,468
                                                          -------    -------

   Operating Income                                         2,649      1,394

   Interest Income                                            994      1,033
   Interest Expense (includes $354 to related
     party in 1996 and 1995)                                 (837)    (1,134)
   Other Income                                                 -         14
                                                          -------    -------
   Income Before Provision for Income Taxes                 2,806      1,307
   Provision for Income Taxes                                 737        289
                                                          -------    -------
   Net Income                                             $ 2,069    $ 1,018
                                                          =======    =======
   Earnings per Share:
     Primary                                              $   .37    $   .25
                                                          =======    =======
     Fully diluted                                        $   .27    $   .18
                                                          =======    =======
   Weighted Average Shares:
     Primary                                                5,589      4,077
                                                          =======    =======
     Fully diluted                                          9,093      9,013
                                                          =======    =======


   The accompanying notes are an integral part of these consolidated financial statements.


                                        5PAGE

                               THERMO VOLTEK CORP.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                           Six Months Ended
                                                         --------------------
                                                         June 29,     July 1,
   (In thousands)                                            1996        1995
   --------------------------------------------------------------------------
   Operating Activities:
     Net income                                           $ 2,069    $ 1,018
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                        829        720
         Provision for losses on accounts receivable           97         70
         Other noncash items                                    -        (11)
         Changes in current accounts, excluding
           the effects of acquisitions:
             Accounts receivable                           (2,724)       471
             Inventories                                     (575)    (1,919)
             Other current assets                            (174)       125
             Accounts payable                                 238        374
             Other current liabilities                        254       (224)
                                                          -------    -------
               Net cash provided by operating
                 activities                                    14        624
                                                          -------    -------
   Investing Activities:
     Acquisitions, net of cash acquired                         -     (4,000)
     Purchases of available-for-sale investments           (2,500)    (7,500)
     Proceeds from sale and maturities of
       available-for-sale investments                       7,000      7,000
     Purchases of property, plant and equipment              (674)      (494)
     Other                                                     91        334
                                                          -------    -------
               Net cash provided by (used in)
                 investing activities                       3,917     (4,660)
                                                          -------    -------
   Financing Activities:
     Net increase in short-term obligations                    29        273
     Repurchase of long-term obligations                        -       (132)
     Net proceeds from issuance of Company
       common stock                                            94        117
                                                          -------    -------
               Net cash provided by financing
                 activities                                   123        258
                                                          -------    -------

   Exchange Rate Effect on Cash                               105       (223)
                                                          -------    -------

   Increase (Decrease) in Cash and Cash Equivalents         4,159     (4,001)
   Cash and Cash Equivalents at Beginning of Period         8,651      8,955
                                                          -------    -------
   Cash and Cash Equivalents at End of Period             $12,810    $ 4,954
                                                          =======    =======

                                        6PAGE

                               THERMO VOLTEK CORP.

                                  (Unaudited)


                                                          Six Months Ended
                                                        --------------------
                                                        June 29,     July 1,
   (In thousands)                                           1996        1995
   -------------------------------------------------------------------------
   Noncash Activities:
     Fair value of assets of acquired companies         $     -     $ 5,042
     Cash paid for acquired companies                         -      (4,000)
                                                        -------     -------

       Liabilities assumed of acquired companies        $     -     $ 1,042
                                                        =======     =======

     Conversions of subordinated convertible
       obligations (includes $1,500 of related
       party debt in 1996)                              $12,530     $ 1,000
                                                        =======     =======



   The accompanying notes are an integral part of these consolidated financial statements.




















                                        7PAGE

                               THERMO VOLTEK CORP.

                   Notes to Consolidated Financial Statements


   1.   General

        The interim consolidated financial statements presented have been prepared by Thermo Voltek Corp. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 29, 1996, the results of operations for the three- and six-month periods ended June 29, 1996 and July 1, 1995, and the cash flows for the six-month periods ended June 29, 1996 and July 1, 1995. Interim results are not necessarily indicative of results for a full year.

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


   2.   Stock Split

        In June 1996, the Company declared a three-for-two stock split in the form of a 50% stock dividend, payable on August 23, 1996, to shareholders of record as of August 9, 1996. The stock dividend is subject to shareholder approval of an increase in the Company's authorized stock to 25 million shares, to be voted on at a special meeting of the Company's shareholders to be held on August 8, 1996. Common shares outstanding as of June 29, 1996, on a pro forma basis, to reflect the stock split would have been 9,100,126.

        Financial results for prior periods, except for share information in the accompanying 1995 balance sheet, will be restated to reflect the stock dividend, if approved.

        The following tables present selected financial data on a pro forma basis to reflect the stock split.

                                                          Three Months Ended
                                                          ------------------
                                                          June 29,   July 1,
   (In thousands except per share amounts)                    1996      1995
   -------------------------------------------------------------------------
   Earnings per share:
     Primary                                               $   .13   $   .09
     Fully diluted                                         $   .10   $   .07

   Weighted average shares:
     Primary                                                 8,791     6,375
     Fully diluted                                          13,636    13,529

                                        8PAGE

                               THERMO VOLTEK CORP.

                                                           Six Months Ended
                                                          ------------------
                                                          June 29,   July 1,
   (In thousands except per share amounts)                    1996      1995
   -------------------------------------------------------------------------
   Earnings per share:
     Primary                                               $   .25   $   .17
     Fully diluted                                         $   .18   $   .12

   Weighted average shares:
     Primary                                                 8,383     6,115
     Fully diluted                                          13,640    13,519


   3.   Subsequent Event

        In July 1996, the Company acquired substantially all of the assets, subject to certain liabilities, of Pacific Power Source Corporation (Pacific Power) for approximately $5.5 million in cash. Pacific Power manufactures programmable power amplifiers that can be incorporated into electromagnetic compatibility test equipment to assess how well electronics tolerate normal variations in the quality and quantity of AC voltage. These amplifiers are also used in other kinds of test equipment and in application-specific power supplies.

        The acquisition will be accounted for using the purchase method of accounting. The aggregate cost exceeded the estimated fair value of acquired net assets by approximately $4.8 million, which will be amortized over 40 years.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Description of Business

        The Company designs, manufactures, and markets instruments that test electronic and electrical systems and components for immunity to pulsed electromagnetic interference (pulsed EMI) through its KeyTek Instrument division (KeyTek), and designs, manufactures, and markets high-voltage power-conversion systems, modulators, fast-response protection systems, and related high-voltage equipment for industrial, medical, and environmental processes, and for defense and scientific research applications, through its Universal Voltronics division. Through its Comtest Instrumentation B.V. and Comtest Limited subsidiaries (collectively, Comtest), the Company provides electromagnetic compatibility (EMC) consulting and systems-integration services, distributes a range of EMC-related products, and manufactures and markets specialized power supplies for telecommunications equipment. Comtest's Verifier division manufactures a line of electrostatic discharge test equipment that performs electrical stress tests for semiconductor devices. In March 1995, the Company acquired Kalmus Engineering Incorporated and R. F. Power Labs, Incorporated

                                        9PAGE

                               THERMO VOLTEK CORP.

   (collectively, Kalmus), which manufacture radio frequency power amplifiers and systems used to test products for immunity to radiated or conducted radio frequency interference and for medical imaging and telecommunications applications.

   Results of Operations

   Second Quarter 1996 Compared With Second Quarter 1995

        Revenues increased 39% to $11,882,000 in the second quarter of 1996 from $8,554,000 in the second quarter of 1995, due to an increase in revenues at Comtest, KeyTek, and Kalmus of $1,717,000, $867,000, and $844,000, respectively. The increase in revenues at Comtest resulted primarily from an increase in demand for Verifier's electrostatic discharge test equipment, as well as an increase in revenues from a radio frequency interference immunity tester product line that was introduced in 1995. Increased revenues at KeyTek resulted primarily from greater demand for its electromagnetic compatibility test equipment. Kalmus increased shipments during the quarter, relative to prior periods, due to the implementation of manufacturing efficiencies.

        The gross profit margin increased to 48% in the second quarter of 1996 from 47% in the second quarter of 1995, due primarily to an increase in higher-margin domestic sales at Keytek.

        Selling, general and administrative expenses as a percentage of revenues decreased to 30% in the second quarter of 1996 from 31% in the second quarter of 1995, due primarily to an increase in revenues. Research and development expenses as a percentage of revenues was unchanged at 6.9% in the second quarter of 1996 and 1995.

        Interest expense decreased to $402,000 in the second quarter of 1996 from $570,000 in the second quarter of 1995 due to conversions of the Company's subordinated convertible obligations during 1995 and 1996.

        The effective tax rate was 23% and 17% in the second quarter of 1996 and 1995, respectively. The effective tax rates were below the statutory federal income tax rate due primarily to the utilization of tax net operating loss carryforwards, offset in part by the impact of state income taxes. The effective tax rate increased in 1996 as the result of a decrease in tax net operating loss carryforwards as a percentage of income before provision for income taxes.

   First Six Months 1996 Compared With First Six Months 1995

        Revenues increased 42% to $22,503,000 in the first six months of 1996 from $15,862,000 in the first six months of 1995, due to an increase in revenues at Comtest, KeyTek, and Kalmus of $3,380,000, $1,579,000, and $1,970,000, respectively. Revenues at Comtest and Keytek increased for the reasons discussed in the results of operations for the second quarter. Revenues at Kalmus, which was acquired on March 1, 1995, increased

                                       10PAGE

                               THERMO VOLTEK CORP.

   $1,126,000 due to the inclusion of revenues for the full six months of 1996 and $844,000 for reasons discussed in the results of operations for the second quarter.

        The gross profit margin increased to 49% in the first six months of 1996 from 47% in the first six months of 1995, due primarily to an increase in higher-margin domestic sales at KeyTek and the inclusion for a full six months of higher-margin Kalmus revenues in 1996.

        Selling, general and administrative expenses as a percentage of revenues decreased to 30% in the first six months of 1996 from 32% in the first six months of 1995, due primarily to an increase in revenues. Research and development expenses as a percentage of revenues increased to 6.8% in the first six months of 1996 from 6.6% in the first six months of 1995 due to increased spending for research and development at KeyTek.

        Interest expense decreased to $837,000 in the first six months of 1996 from $1,134,000 in the first six months of 1995 for the reason discussed in the results of operations for the second quarter.

        The effective tax rate was 26% and 22% in the first six months of 1996 and 1995, respectively. The effective tax rates were below the statutory federal income tax rate due primarily to the utilization of tax net operating loss carryforwards, offset in part by the impact of state income taxes. The effective tax rate increased in 1996 as the result of a decrease in tax net operating loss carryforwards as a percentage of income before provision for income taxes.

   Liquidity and Capital Resources

        Working capital was $44,187,000 at June 29, 1996, compared with $41,826,000 at December 30, 1995. Included in working capital are cash, cash equivalents, and available-for-sale investments of $34,267,000 at June 29, 1996, compared with $34,689,000 at December 30, 1995. During the first six months of 1996, $14,000 of cash was provided by operating activities. Cash flow from operations was reduced by an increase in accounts receivable, which resulted primarily from an increase in revenues.

        In July 1996, the Company acquired substantially all of the assets, subject to certain liabilities, of Pacific Power Source Corporation for approximately $5.5 million in cash.

        During the first six months of 1996, the Company expended $674,000 for purchases of property, plant and equipment. During the remainder of 1996, the Company expects to expend approximately $800,000 on purchases of property, plant and equipment. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.


                                       11PAGE

                               THERMO VOLTEK CORP.

   PART II - OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders

        On May 20, 1996, at the Annual Meeting of Shareholders, the shareholders reelected six incumbent directors to a one-year term expiring in 1997. The directors reelected at the meeting were: Dr. Elias P. Gyftopoulos, William W. Hoover, Sandra L. Lambert, Theo Melas-Kyriazi, Peter Richman, and John W. Wood Jr. Each nominee for director received 4,811,729 shares voted in favor of election and 273 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

   Item 6 - Exhibits

   (a) Exhibits

        See Exhibit Index on the page immediately preceding exhibits.





















                                       12PAGE

                               THERMO VOLTEK CORP.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of August 1996.

                                            THERMO VOLTEK CORP.



                                            Paul F. Kelleher
                                            ------------------------
                                            Paul F. Kelleher
                                            Chief Accounting Officer



                                            John N. Hatsopoulos
                                            ------------------------
                                            John N. Hatsopoulos
                                            Chief Financial Officer





















                                       13PAGE

                               THERMO VOLTEK CORP.

                                  EXHIBIT INDEX


   Exhibit
   Number       Description of Exhibit                                    Page
   ---------------------------------------------------------------------------

     2.1 Asset Purchase Agreement dated as of July 3, 1996 between the Registrant and Pacific Power Source Corporation. Pursuant to Item 601 (b)(2) of Regulation S-K, schedules to this Agreement have been omitted. The Company hereby undertakes to furnish supplementally a copy of such schedules to the Commission upon request.

    11          Statement re: Computation of earnings per share.

    27          Financial Data Schedule.