Form 10-Q
period 1996-09-28
THERMO VOLTEK CORP
filed 1996-11-04
CIK 102138

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                     ---------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended September 28, 1996.

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

               Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                  Outstanding at October 25, 1996
         ----------------------------      -------------------------------
         Common Stock, $.05 par value                 9,578,645
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                               THERMO VOLTEK CORP.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                 September 28,  December 30,
    (In thousands)                                        1996          1995
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                       $15,288       $ 8,651
      Available-for-sale investments, at quoted
        market value (amortized cost of $13,053
        and $25,795) (includes $1,404 and $1,482
        of related party investments)                  13,156        26,038
      Accounts receivable, less allowances of
        $582 and $447                                  10,647         8,680
      Inventories:
        Raw materials                                   4,767         3,598
        Work in process                                 3,059         3,059
        Finished goods                                  2,815         1,924
      Prepaid income taxes and other
        current assets                                  1,246         1,022
                                                      -------       -------
                                                       50,978        52,972
                                                      -------       -------

    Property, Plant and Equipment, at Cost              9,021         7,677
      Less: Accumulated depreciation and
            amortization                                5,418         4,533
                                                      -------       -------
                                                        3,603         3,144
                                                      -------       -------

    Other Assets                                          265           648
                                                      -------       -------

    Cost in Excess of Net Assets of Acquired
      Companies (Note 3)                               16,326        12,081
                                                      -------       -------
                                                      $71,172       $68,845
                                                      =======       =======





                                        2PAGE

                               THERMO VOLTEK CORP.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                September 28,  December 30,
    (In thousands except share amounts)                  1996          1995
    -----------------------------------------------------------------------
    Current Liabilities:
      Notes payable                                   $ 1,171       $ 1,276
      Accounts payable                                  3,692         3,966
      Accrued payroll and employee benefits             1,091         1,128
      Accrued income taxes                                655         1,103
      Accrued commissions                                 802           468
      Other accrued expenses                            1,838         2,366
      Due to parent company and affiliates              1,452           839
                                                      -------       -------

                                                       10,701        11,146
                                                      -------       -------
    Subordinated Convertible Obligations
      (includes $10,000 and $11,500 of related
      party debt)                                      21,150        36,740
                                                      -------       -------

    Shareholders' Investment (Note 2):
      Common stock, $.05 par value, 25,000,000
        shares authorized; 9,506,649 and 4,881,099
        shares issued                                     475           244
      Capital in excess of par value                   35,747        20,545
      Retained earnings (accumulated deficit)           3,078          (185)
      Treasury stock at cost, 3,736 and 1,958 shares      (32)          (20)
      Cumulative translation adjustment                   (13)          229
      Net unrealized gain on available-for-sale
        investments                                        66           146
                                                      -------       -------
                                                       39,321        20,959
                                                      -------       -------
                                                      $71,172       $68,845
                                                      =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.


                                        3PAGE

                               THERMO VOLTEK CORP.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                    Three Months Ended
                                               ----------------------------
                                               September 28,  September 30,
    (In thousands except per share amounts)             1996           1995
    -----------------------------------------------------------------------
    Revenues                                         $12,800        $ 9,442
                                                     -------        -------
    Costs and Operating Expenses:
      Cost of revenues                                 6,470          4,783
      Selling, general and administrative expenses     3,792          3,136
      Research and development expenses                1,007            626
                                                     -------        -------
                                                      11,269          8,545
                                                     -------        -------

    Operating Income                                   1,531            897

    Interest Income                                      399            514
    Interest Expense (includes $177 to related
      party in 1996 and 1995)                           (297)          (509)
                                                     -------        -------
    Income Before Provision for Income Taxes           1,633            902
    Provision for Income Taxes                           439            158
                                                     -------        -------
    Net Income                                       $ 1,194        $   744
                                                     =======        =======
    Earnings per Share:
      Primary                                        $   .13        $   .11
                                                     =======        =======
      Fully diluted                                  $   .10        $   .08
                                                     =======        =======

    Weighted Average Shares:
      Primary                                          9,451          6,861
                                                     =======        =======
      Fully diluted                                   13,640         13,554
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                               THERMO VOLTEK CORP.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                     Nine Months Ended
                                               -----------------------------
                                               September 28,   September 30,
    (In thousands except per share amounts)             1996            1995
    ------------------------------------------------------------------------
    Revenues                                         $35,303        $25,304
                                                     -------        -------
    Costs and Operating Expenses:
      Cost of revenues                                18,013         13,115
      Selling, general and administrative expenses    10,572          8,226
      Research and development expenses                2,538          1,672
                                                     -------        -------
                                                      31,123         23,013
                                                     -------        -------

    Operating Income                                   4,180          2,291

    Interest Income                                    1,393          1,547
    Interest Expense (includes $530 to related
      party in 1996 and 1995)                         (1,134)        (1,643)
    Other Income                                           -             14
                                                     -------        -------
    Income Before Provision for Income Taxes           4,439          2,209
    Provision for Income Taxes                         1,176            447
                                                     -------        -------
    Net Income                                       $ 3,263        $ 1,762
                                                     =======        =======
    Earnings per Share:
      Primary                                        $   .38        $   .28
                                                     =======        =======
      Fully diluted                                  $   .28        $   .19
                                                     =======        =======

    Weighted Average Shares:
      Primary                                          8,560          6,285
                                                     =======        =======
      Fully diluted                                   13,639         13,533
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.


                                        5PAGE

                               THERMO VOLTEK CORP.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                     Nine Months Ended
                                               -----------------------------
                                               September 28,   September 30,
   (In thousands)                                       1996            1995
   -------------------------------------------------------------------------
   Operating Activities:
     Net income                                      $ 3,263        $ 1,762
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                 1,287          1,105
         Provision for losses on accounts receivable      80            108
         Other noncash items                               -             (9)
         Changes in current accounts, excluding
           the effects of acquisition:
             Accounts receivable                      (1,901)           101
             Inventories                                (764)        (2,914)
             Other current assets                       (196)           281
             Accounts payable                           (266)           325
             Other current liabilities                (1,098)           764
             Due to parent company and affiliates        894           (581)
                                                     -------        -------
               Net cash provided by operating
                 activities                            1,299            942
                                                     -------        -------
   Investing Activities:
     Acquisition, net of cash acquired (Note 3)       (6,040)        (4,127)
     Purchases of available-for-sale investments      (5,500)        (7,500)
     Proceeds from sale and maturities of
       available-for-sale investments                 18,009          8,000
     Purchases of property, plant and equipment       (1,331)          (962)
     Other                                               284            495
                                                     -------        -------
               Net cash provided by (used in)
                 investing activities                  5,422         (4,094)
                                                     -------        -------
   Financing Activities:
     Net increase (decrease) in short-term
       obligations                                       (31)           415
     Repurchase of long-term obligations                   -           (132)
     Net proceeds from issuance of Company
       common stock                                      124            247
                                                     -------        -------
               Net cash provided by financing
                 activities                               93            530
                                                     -------        -------
   Exchange Rate Effect on Cash                         (177)          (335)
                                                     -------        -------
   Increase (Decrease) in Cash and Cash Equivalents    6,637         (2,957)
   Cash and Cash Equivalents at Beginning of Period    8,651          8,955
                                                     -------        -------
   Cash and Cash Equivalents at End of Period        $15,288        $ 5,998
                                                     =======        =======
                                        6PAGE

                               THERMO VOLTEK CORP.

                                   (Unaudited)

                                                     Nine Months Ended
                                               -----------------------------
                                               September 28,   September 30,
    (In thousands)                                      1996            1995
    ------------------------------------------------------------------------
    Noncash Activities:
      Fair value of assets of acquired company       $ 7,048        $ 5,228
      Cash paid for acquired company                  (6,300)        (4,157)
                                                     -------        -------

        Liabilities assumed of acquired company      $   748        $ 1,071
                                                     =======        =======
      Conversions of subordinated convertible
        obligations (includes $1,500 of related
        party debt in 1996)                          $15,590        $ 5,646
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.






                                        7PAGE

                               THERMO VOLTEK CORP.

                   Notes to Consolidated Financial Statements


    1.   General

         The interim consolidated financial statements presented have been prepared by Thermo Voltek Corp. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 28, 1996, the results of operations for the three- and nine-month periods ended September 28, 1996 and September 30, 1995, and the cash flows for the nine-month periods ended September 28, 1996 and September 30, 1995. Interim results are not necessarily indicative of results for a full year.

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


    2.   Stock Split

         All share and per share information, except for share information in the accompanying 1995 balance sheet, has been restated to reflect a three-for-two stock split, effected in the form of a 50% stock dividend, distributed in August 1996.


    3.   Acquisition

         In July 1996, the Company acquired substantially all of the assets, subject to certain liabilities, of Pacific Power Source Corporation (Pacific Power) for approximately $6.3 million in cash, including the repayment of $800,000 in debt. Pacific Power manufactures programmable power amplifiers that can be incorporated into electromagnetic compatibility test equipment to assess how well electronics tolerate normal variations in the quality and quantity of AC voltage. These amplifiers are also used in other kinds of test equipment and in application-specific power supplies.

         The acquisition has been accounted for using the purchase method of accounting and Pacific Power's results of operations have been included in the accompanying financial statements from the date of acquisition. The cost of this acquisition exceeded the estimated fair value of acquired net assets by approximately $4.7 million, which is being amortized over 40 years. Allocation of the purchase price was based on an

                                        8PAGE

                               THERMO VOLTEK CORP.

    estimate of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. Pro forma data is not presented since the acquisition was not material to the Company's results of operations and financial position.


    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. These statements involve a number of risks and uncertainties, including those detailed in Item 5 of this Quarterly Report on Form 10-Q.

    Description of Business

         The Company designs, manufactures, and markets instruments that test electronic and electrical systems and components for immunity to pulsed electromagnetic interference (pulsed EMI) through its KeyTek Instrument division (KeyTek); designs, manufactures, and markets high-voltage power-conversion systems, modulators, fast-response protection systems, and related high-voltage equipment for industrial, medical, and environmental processes, and for defense and scientific research applications, through its Universal Voltronics division; and designs, manufactures, and markets radio frequency power amplifiers and systems used to test products for immunity to radiated or conducted radio frequency interference and for medical imaging and telecommunications applications, through its Kalmus division. Through its Comtest Instrumentation B.V. and Comtest Limited subsidiaries (collectively, Comtest), the Company provides electromagnetic compatibility (EMC) consulting and systems-integration services, distributes a range of EMC-related products, and manufactures and markets specialized power supplies for telecommunications equipment. Comtest's Verifier division and KeyTek manufacture a line of electrostatic discharge and other component reliability test equipment that performs electrical stress tests for semiconductor devices. Pacific Power Source Corporation (Pacific Power) manufactures AC/DC power conversion products for both the EMC market and specific OEM applications in the instrumentation, research, government, and communications industry segments.

    Results of Operations

    Third Quarter 1996 Compared With Third Quarter 1995

         Revenues increased 36% to $12,800,000 in the third quarter of 1996 from $9,442,000 in the third quarter of 1995. The increase reflects the inclusion of $1,450,000 in revenues from Pacific Power, which was acquired in July 1996, as well as increases in revenues at Comtest, KeyTek, and Kalmus. The increase in revenues at Comtest resulted primarily from an increase in demand for Verifier's electrostatic-discharge test equipment, as well as an increase in revenues from a radio

                                        9PAGE

                               THERMO VOLTEK CORP.

    frequency interference immunity tester product line that was introduced in 1995. Increased revenues at KeyTek resulted primarily from greater demand for its EMC test equipment. Kalmus increased shipments during the quarter, relative to prior periods, due to the implementation of manufacturing efficiencies.

         The gross profit margin was 49% in the third quarter of 1996 and 1995.

         Selling, general and administrative expenses as a percentage of revenues decreased to 30% in the third quarter of 1996 from 33% in the third quarter of 1995, primarily due to an increase in revenues. Research and development expenses as a percentage of revenues increased to 7.9% in the third quarter of 1996 from 6.6% in the third quarter of 1995, principally due to higher research and development expenses at Keytek.

         Interest income decreased to $399,000 in the third quarter of 1996 from $514,000 in the third quarter of 1995, primarily due to lower average invested balances. Interest expense decreased to $297,000 in the third quarter of 1996 from $509,000 in the third quarter of 1995, primarily due to conversions of the Company's subordinated convertible obligations during 1995 and 1996.

         The effective tax rate was 27% and 18% in the third quarter of 1996 and 1995, respectively. The effective tax rates were below the statutory federal income tax rate due primarily to the utilization of tax net operating loss carryforwards, offset in part by the impact of state income taxes. The effective tax rate increased in 1996 as the result of a decrease in tax net operating loss carryforwards as a percentage of income before provision for income taxes.

    First Nine Months 1996 Compared With First Nine Months 1995

         Revenues increased 40% to $35,303,000 in the first nine months of 1996 from $25,304,000 in the first nine months of 1995, due to increases in revenues at Comtest, KeyTek, and Kalmus, and from the inclusion of $1,450,000 in revenues from Pacific Power, which was acquired in July 1996. Revenues at Comtest and Keytek increased for the reasons discussed in the results of operations for the third quarter. Revenues at Kalmus, which was acquired in March 1995, increased $1,126,000 due to the inclusion of revenues for the full nine months of 1996 and $1,283,000 for the reasons discussed in the results of operations for the third quarter.

         The gross profit margin increased to 49% in the first nine months of 1996 from 48% in the first nine months of 1995, primarily due to an increase in higher-margin domestic sales at KeyTek and the inclusion of higher-margin Kalmus revenues for the full nine months of 1996.

                                       10PAGE

                               THERMO VOLTEK CORP.

         Selling, general and administrative expenses as a percentage of revenues decreased to 30% in the first nine months of 1996 from 33% in the first nine months of 1995, primarily due to an increase in revenues. Research and development expenses as a percentage of revenues increased to 7.2% in the first nine months of 1996 from 6.6% in the first nine months of 1995, principally due to higher research and development expenses at KeyTek.

         Interest income decreased to $1,393,000 in the first nine months of 1996 from $1,547,000 in the first nine months of 1995. Interest expense decreased to $1,134,000 in the first nine months of 1996 from $1,643,000 in the first nine months of 1995. The reasons for these decreases are the same as those discussed in the results of operations for the third quarter.

         The effective tax rate was 26% and 20% in the first nine months of 1996 and 1995, respectively. The effective tax rates were below the statutory federal income tax rate due primarily to the utilization of tax net operating loss carryforwards, offset in part by the impact of state income taxes. The effective tax rate increased in 1996 for the reason discussed in the results of operations for the third quarter.

    Liquidity and Capital Resources

         Working capital was $40,277,000 at September 28, 1996, compared with $41,826,000 at December 30, 1995. Included in working capital are cash, cash equivalents, and available-for-sale investments of $28,444,000 at September 28, 1996, compared with $34,689,000 at December 30, 1995. During the first nine months of 1996, $1,299,000 of cash was provided by operating activities. Cash flow from operations was reduced by an increase in accounts receivable, which resulted primarily from an increase in revenues.

         In July 1996, the Company acquired substantially all of the assets, subject to certain liabilities, of Pacific Power for approximately $6.3 million in cash, including the repayment of $800,000 in debt (Note 3).

         During the first nine months of 1996, the Company expended $1,331,000 for purchases of property, plant and equipment. During the remainder of 1996, the Company expects to make capital expenditures of approximately $300,000. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.


                                       11PAGE

                               THERMO VOLTEK CORP.

    PART II - OTHER INFORMATION

    Item 4 - Submission of Matters to a Vote of Security Holders

         On August 8, 1996, at a special meeting of shareholders, the Company's shareholders approved a proposal to amend the Company's Restated Certificate of Incorporation to increase the Company's authorized common stock, $.05 par value per share, from 10 million shares to 25 million shares as follows: 5,200,759 shares voted in favor, 204,034 shares voted against, and 8,293 shares abstained. No broker nonvotes were recorded on the proposal.

    Item 5 - Other Information

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in 1996 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

         Rapid Technological Change. The market for EMC testing products and services is characterized by rapid technological change. No assurance can be given that the Company will be able to develop new and enhanced instruments that keep pace with technological developments and respond to the increasingly complex requirements of electronics manufacturers.

         Reliance on Electrical Standards. Demand for the Company's EMC testing products and services is driven to a large extent by mandatory government standards and voluntary industry standards relating to electromagnetic compatibility. In particular, demand for the Company's products results from efforts by manufacturers to comply with IEC 801, an EC directive that became effective on January 1, 1996. Although many manufacturers have not yet complied with IEC 801, as the number of noncomplying manufacturers is reduced over time, demand for the Company's products could be adversely affected. In addition, if new EMC standards requiring new testing capabilities are enacted less frequently or if EMC standards become less strict, demand for the Company's products could be adversely affected.

         Sole Source Suppliers. A number of the components of the Company's EMC testing products are supplied by single vendors. While the Company has not experienced significant difficulty in obtaining adequate supplies from these vendors, and believes that it would be able to identify alternative suppliers if necessary, there can be no assurance that the unanticipated loss of a single vendor would not result in delays in shipments or in the introduction of new products.

         International Sales. International sales account for a significant portion of the Company's revenues. Sales to customers in certain foreign countries are subject to a number of risks, including the following: agreements may be difficult to enforce, and receivables difficult to collect, through a foreign country's legal system; foreign customers may have longer payment cycles; foreign countries could impose withholding

                                       12PAGE

                               THERMO VOLTEK CORP.

    taxes or otherwise tax the Company's foreign income, impose tariffs, embargoes or exchange controls or adopt other restrictions on foreign trade; and export licenses, if required, may be difficult to obtain. In addition, fluctuations in foreign currency exchange rates could have an adverse impact on international sales.

         Risks Associated With Acquisition Strategy. The Company's strategy includes the acquisition of businesses and technologies that complement or augment the Company's existing product lines. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory approval, including antitrust approvals. There can be no assurance that the Company will be able to complete future acquisitions or that the Company will be able to successfully integrate any acquired business. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds through public or private financings. Any equity or debt financing, if available at all, may be on terms which are not favorable to the Company and, in the case of equity financing, may result in dilution to the Company's stockholders.


    Item 6 - Exhibits

         See Exhibit Index on the page immediately preceding exhibits.
















                                       13PAGE

                               THERMO VOLTEK CORP.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 4th day of November 1996.

                                             THERMO VOLTEK CORP.



                                             Paul F. Kelleher
                                             --------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             --------------------
                                             John N. Hatsopoulos
                                             Chief Financial Officer




















                                       14PAGE

                               THERMO VOLTEK CORP.

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit                                 Page
    ------------------------------------------------------------------------

      3(i) Amendment to Restated Certificate of Incorporation of the Registrant.

     10.1        Stock Holdings Assistance Plan and Form of Promissory
                 Note.

     11          Statement re: Computation of earnings per share.

     27          Financial Data Schedule.