Form 10-K
period 1996-12-28
THERMO VOLTEK CORP
filed 1997-03-14
CIK 102138

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                   -------------------------------------------
                                    FORM 10-K

   (mark one)
   [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended December 28, 1996

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form
   10-K or any amendment to this Form 10-K. [   ]

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 24, 1997, was approximately $56,019,000.

   As of January 24, 1997, the Registrant had 9,759,238 shares of Common Stock outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Annual Report to Shareholders for the year ended December 28, 1996, are incorporated by reference into Parts I and II.

   Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 1997, are incorporated by reference into Part III.
PAGE

                                     PART I

    Item 1. Business

    (a) General Development of Business

        Thermo Voltek Corp. (the Company or the Registrant) designs, manufactures, and markets electromagnetic compatibility (EMC) testing instruments, high-voltage power-conversion systems, and programmable power amplifiers. The Company's EMC testing instruments simulate pulsed electromagnetic interference (pulsed EMI), radio frequency interference
    (RFI), and changes in AC voltage, to allow manufacturers of electronic systems and integrated circuits to test for resistance to those conditions. The Company's high-voltage power-conversion systems transform utility-supplied AC power into the DC voltages and currents required by the user. The Company's programmable power amplifiers have applications in EMC testing and other areas. The Company also provides EMC consulting and systems-integration services and distributes EMC-related products.

        The Company was originally incorporated in 1960 under the name Universal Voltronics Corp. Thermedics Inc. (Thermedics), a publicly traded subsidiary of Thermo Electron Corporation (Thermo Electron), acquired a controlling interest in the Company's common stock in March 1990. In November 1992, the Company's name was changed to Thermo Voltek Corp. As of December 28, 1996, Thermedics owned 4,971,333 shares of the Company's common stock, representing 51% of such stock outstanding. In addition to the Company's products, Thermedics develops, manufactures, and markets product quality assurance systems, precision-weighing and inspection equipment, electrochemistry and microweighing products, explosives-detection devices, and moisture-analysis systems, as well as implantable heart-assist systems and other biomedical products. As of December 28, 1996, Thermo Electron owned 51,700 shares of the Company's common stock, representing 0.53% of such stock outstanding. These shares were purchased during 1996* in the open market for a total purchase price of $569,000. Thermo Electron is a world leader in environmental monitoring and analysis instruments, biomedical products such as heart-assist devices and mammography systems, papermaking and paper-recycling equipment, biomass electric power generation, and other specialized products and technologies. Thermo Electron also provides a range of services related to environmental quality.

        Thermedics intends, for the foreseeable future, to maintain at least 50% ownership of the Company. This may require the purchase by Thermedics of additional shares (or convertible debentures that are then converted) of the Company from time to time as the number of outstanding shares of the Company increases. These or any other purchases by Thermedics may be made either in the open market or directly from the Company or Thermo Electron or pursuant to conversions of the subordinated convertible debentures issued by the Company to Thermedics. During 1996, Thermedics purchased 291,450 shares of the Company's common stock in the open market for a total purchase price of $4,169,000. See Notes 4 and 8 to Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders for a description of outstanding stock options and convertible obligations issued by the Company.

    * References to 1996, 1995, and 1994 herein are for the fiscal years ended December 28, 1996, December 30, 1995, and December 31, 1994, respectively.
                                        2PAGE

    Forward-looking Statements

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in the Registrant's 1996 Annual Report to Shareholders incorporated herein by reference.

    (b) Information About Industry Segments

        The Company conducts business in one industry segment.

    (c) Description of Business

    Electronic Test Instruments and Services

        The Company designs, manufactures, and markets electromagnetic compatibility (EMC) testing instruments and programmable power amplifiers. The Company's EMC testing instruments simulate pulsed electromagnetic interference (pulsed EMI), radio frequency interference
    (RFI), and changes in AC voltage, to allow manufacturers of electronic systems and integrated circuits to test for resistance to those conditions. The Company's programmable power amplifiers have applications in EMC testing and other areas. The Company also provides EMC consulting and systems-integration services and distributes EMC-related products. The market for EMC-testing equipment has developed due to the proliferation of digital electronics. Manufacturers of electronic systems and integrated circuits must engineer their products for immunity to pulsed EMI. The Company's products are used by these customers primarily for product development, design verification, and quality assurance, enabling them to meet higher levels of product performance, reliability, and safety, and to meet regulatory requirements, including a European Union (EU) directive that took effect on January 1, 1996, and industry standards.

        The Company's EMC testing equipment falls into two main categories:
    (1) equipment to test completed electronic products and (2) equipment to test individual electronic components such as integrated circuits. The Company also manufactures power amplifiers and power-conversion systems for use in telecommunications equipment, and products that test for immunity to certain types of power quality failure. In addition, the Company offers EMC-consulting and systems-integration services and distributes a broad range of EMC-related products.

                                        3PAGE

        Product Testing Equipment. In 1992, the Company's KeyTek Instrument (KeyTek) division introduced its ECAT(R) system, which integrates comprehensive pulsed EMI and power quality failure simulation and testing with built-in diagnostic capabilities. KeyTek also offers a range of lower-cost instruments designed to test completed products for a particular type of pulsed EMI. In 1994, the Company's Comtest Europe B.V. (Comtest) subsidiary, acquired in 1993, introduced its first commercial product. Called the G-Strip, this product, a radio frequency interference
    (RFI) immunity tester, analyzes how effectively electronics resist the effects of radio frequency emitted by other electronic devices.

        Component Testing Equipment. Both the Verifier division of Comtest and KeyTek manufacture a range of products that utilize its electrostatic discharge (ESD) simulation technology to test integrated circuits and printed circuit boards for pulsed EMI immunity during product development, design verification, and quality assurance.

        Power Amplifiers. On March 1, 1995, the Company acquired the assets of Kalmus Engineering Incorporated, a manufacturer of RF power amplifiers used to test products for immunity to conducted and radiated RFI. RF power amplifiers also are used in a variety of laboratory and test applications where precise control over power level and frequency are required; in medical imaging applications; and in wireless communications applications, broadcasting, and mobile data communications. On July 8, 1996, the Company acquired Pacific Power Source Corporation, a manufacturer of programmable power amplifiers that can be incorporated into EMC test equipment to assess how well electronics tolerate normal variations in the quality and quantity of AC voltage. These amplifiers are also used in other kinds of testing equipment and in application-specific power supplies.

        EMC Services. Through Comtest, the Company distributes EMC-testing products for pulsed EMI and RFI immunity and emissions testing; provides a wide range of testing, consulting, training, and systems-integration services; and designs EMC test facilities. The Company also provides on-site management and service, and maintains testing and training facilities, at Comtest's Netherlands headquarters.

        Telecommunications Power Supplies. Comtest manufactures specialized power supplies that are used in telecommunications equipment to maintain consistent power quality. These systems are of critical importance in areas of the world where utility-supplied power cannot be relied upon to maintain adequate power quality to operate telecommunications equipment.

        Revenues from electronic test instruments and services were $44,081,000, $31,580,000, and $19,009,000, in 1996, 1995, and 1994,
    respectively.

                                        4PAGE

    High-voltage Systems

        Through its Universal Voltronics division, the Company designs, manufactures, and markets high-voltage power-conversion systems, modulators, and related high-voltage equipment for industrial, medical, and security processes, and defense and scientific research applications. These systems transform utility-supplied AC power into the DC voltages and currents required by the user and allow precise control over the performance level desired for each application.

        Revenues from high-voltage systems were $4,426,000, $4,746,000, and $4,632,000, in 1996, 1995, and 1994, respectively.

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

    Backlog

        The Company's backlog of firm orders is measured by the amount of unshipped orders and, with respect to long-term contracts, the amount of the contract reduced by the revenue that has been recognized to date on a percentage-of-completion basis. The Company's backlog was $10.3 million and $13.0 million as of December 28, 1996, and December 30, 1995, respectively. The Company believes that substantially all of the backlog at December 28, 1996, will be shipped or completed during the next 12 months.

    Competition
        The Company is a leading supplier of pulsed EMI testing equipment. There are numerous companies worldwide that independently manufacture and market pulsed EMI test equipment for electronic products, and several more that independently manufacture and market component-reliability test equipment. The Company competes in this market primarily on the basis of performance, technical expertise, reputation, and price.

        In the market for RF power amplifiers and programmable power amplifiers, the Company competes with several companies worldwide based primarily on technical expertise, reputation, and price.

        In the market for high-voltage power supply systems of the general type manufactured and marketed by the Company, the Company competes with numerous companies for both contract and commercial sales primarily on the basis of technical expertise, product performance, reputation, and price.

                                        5PAGE

        Substantially all of the Company's contract and commercial revenues are subject to intense competitive bidding. Some of the Company's competitors have substantially greater financial resources than those of the Company.

    Research and Development

        Research and development expenses for the Company were $3,618,000, $2,349,000, and $1,492,000 in 1996, 1995, and 1994, respectively.

    Environmental Protection Regulations

        The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

    Number of Employees

        As of December 28, 1996, the Company employed 299 people. Except for 10 employees at Universal Voltronics, none of the Company's employees is represented by a union. The Company believes that relations with its employees are good.

    (d) Financial Information About Exports by Domestic Operations and About Foreign Operations

        Financial information about exports by domestic operations and about foreign operations is summarized in Note 11 to Consolidated Financial Statements in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.

    (e) Executive Officers of the Registrant

                                       Present Title (Year First Became
    Name                        Age    Executive Officer)
    ------------------------    ---    ------------------------------------
    John W. Wood Jr.            53     Chairman of the Board and Chief
                                         Executive Officer (1990)
    Colin I.W. Baxter           65     President and Chief Operating
                                         Officer (1997)
    Michael D. Norton           44     Vice President (1992)
    Dominick R. Congiusti       68     Vice President (1994)
    John N. Hatsopoulos         62     Chief Financial Officer (1990)
    Paul F. Kelleher            54     Chief Accounting Officer (1990)
        Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until his earlier resignation, death, or removal. Messrs. Wood, Hatsopoulos, and Kelleher have held comparable positions for at least five years either with the Company, Thermedics, or Thermo Electron. Mr. Baxter has been President and Chief Operating Officer of the Company since January 1997. Mr. Baxter has been President of the Company's Kalmus division since May 1995, and from July 1996 to January 1997 was President of the Company's Pacific

                                        6PAGE

    Power division. Prior to joining the Company, Mr. Baxter was President and Chief Executive Officer of Dranetz Technologies, Inc., a designer and manufacturer of electronic instruments for measuring and monitoring electrical power quality, demand, and sequence of events recorders. Mr. Norton has been a Vice President of the Company since December 1992, and has held various positions at KeyTek since 1987, most recently serving as President from January 1993 to January 1997. Mr. Congiusti has been a Vice President of the Company since December 1994. He has been President of Universal Voltronics since December 1993, was Vice President of Operations of Universal Voltronics from 1992 to 1993, and Director of Manufacturing of Universal Voltronics from 1991 to 1992. Mr. Wood is a Senior Vice President of Thermo Electron and the President and Chief Executive Officer of Thermedics but devotes such portion of his time to the affairs of the Company as the Company's needs reasonably require. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron but devote such time to the affairs of the Company as the Company's needs reasonably require.


    Item 2. Properties

        The Company owns approximately 45,000 square feet of office, engineering, laboratory, and production space in Mount Kisco, New York, and leases approximately 100,000 square feet of office, engineering, laboratory, and production space under leases expiring from 1997 to 2003, principally in Massachusetts, Washington, California, The Netherlands, and the United Kingdom. The Company believes that these facilities are in good condition and are suitable and adequate for its present operations, and that suitable space is readily available if any of such leases are not extended.


    Item 3. Legal Proceedings

        Not applicable.


    Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.









                                        7PAGE

                                     PART II

    Item 5. Market for Registrant's Common Equity and Related Stockholder
            Matters

        Information concerning the market and market price for the Registrant's common stock, $.05 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 6. Selected Financial Data

        The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 8. Financial Statements and Supplementary Data

        The Registrant's Consolidated Financial Statements as of December 28, 1996, and Supplementary Data are included in the Registrant's 1996 Annual Report to Shareholders and are incorporated herein by reference.


    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.








                                        8PAGE

                                    PART III

    Item 10. Directors and Executive Officers of the Registrant

        The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to
    Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


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




                                        9PAGE

                                     PART IV

    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       (a,d) Financial Statements and Schedules

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

             List of Financial Statements and Schedules Referenced in this
             Item 14

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

             Financial Statement Schedules filed herewith:

                 Schedule II: Valuation and Qualifying Accounts

             All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

         (b)Reports on Form 8-K

            None.

         (c)Exhibits

            See Exhibit Index on the page immediately preceding exhibits.



                                       10PAGE

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date: March 14, 1997                    THERMO VOLTEK CORP.



                                            By: John W. Wood Jr.
                                                -------------------
                                                John W. Wood Jr.
                                                Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, as of March 14, 1997.

    Signature                          Title
    ---------                          -----

    By: John W. Wood Jr.               Chairman of the Board, Chief Executive
        ---------------------
        John W. Wood Jr.                 Officer, and Director

    By: John N. Hatsopoulos            Vice President and Chief Financial
        ---------------------
        John N. Hatsopoulos              Officer

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

    By  Elias P. Gyftopoulos           Director
        ---------------------
        Elias P. Gyftopoulos

    By: William W. Hoover              Director
        ---------------------
        William W. Hoover

    By: Sandra L. Lambert              Director
        ---------------------
        Sandra L. Lambert

    By: Theo Melas-Kyriazi             Director
        ---------------------
        Theo Melas-Kyriazi

    By: Peter Richman                  Director
        ---------------------
        Peter Richman
                                       11PAGE

                    Report of Independent Public Accountants


    To the Shareholders and Board of Directors of Thermo Voltek Corp.:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Voltek Corp.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 10 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                            Arthur Andersen LLP



    Boston, Massachusetts
    February 6, 1997








                                       12PAGE

   SCHEDULE II

                               THERMO VOLTEK CORP.

                        Valuation and Qualifying Accounts
                                 (In thousands)


                            Balance Provision                         Balance
                                 at   Charged  Accounts                    at
                          Beginning        to   Written                End of
   Description              of Year   Expense       Off   Other (a)      Year
   --------------------------------------------------------------------------
   Year Ended
     December 28, 1996

       Allowance for
         Doubtful Accounts     $446      $103      $(11)      $49        $587

   Year Ended
     December 30, 1995

       Allowance for
         Doubtful Accounts     $343      $135      $(51)      $ 19       $446

   Year Ended
     December 31, 1994

       Allowance for
         Doubtful Accounts     $354      $101      $(147)     $ 35       $343

   (a) Allowances of businesses acquired during the year as described in Note 3 to Consolidated Financial Statements in the Registrant's 1996 Annual Report to Shareholders and the effect of foreign currency translation.







                                       13PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

      2.1 Asset Purchase Agreement dated March 1, 1995, among KeyTek Instrument Division of Thermo Voltek Corp., Kalmus Engineering Incorporated, RF Power Labs, Incorporated, and Frank Kalmus (filed as Exhibit 2.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 [File No. 1-10574] and incorporated herein by reference). Pursuant to Item 601(b)(2) of Regulation S-K, schedules to this Agreement have been omitted. The Company hereby undertakes to furnish supplementally a copy of such schedules to the Commission upon request.

      2.2 Asset Purchase Agreement dated as of July 3, 1996, between the Registrant and Pacific Power Source Corporation (filed as Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996 [File No. 1-10574] and incorporated herein by reference). Pursuant to Item 601(b)(2) of Regulation S-K, schedules to this Agreement have been omitted. The Company hereby undertakes to furnish supplementally a copy of such schedules to the Commission upon request.

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

      4.1 Agreement between the Registrant and Thermedics dated June 5, 1992, for Purchase of Note (filed as Exhibit 4 to the Registrant's Current Report on Form 8-K dated June 5, 1992 [File No. 1-10574] and incorporated herein by reference).

      4.2 Fiscal Agency Agreement dated as of November 19, 1993, among the Registrant, Thermo Electron, and Chemical Bank (filed as Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10574] and incorporated herein by reference).


                                       14PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

      4.3 Guarantee Reimbursement Agreement dated February 7, 1994, among the Registrant, Thermedics, Thermo Cardiosystems Inc., and Thermo Electron (filed as Exhibit 4.4 to Thermedics' Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference).

     10.1 Amended and Restated Corporate Services Agreement dated January 3, 1993, between Thermo Electron and the Registrant (filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended January 2, 1993 [File No. 1-10574] and incorporated herein by reference).

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

     10.5 Lease Agreement dated August 2, 1993, between Comtest Invest B.V. and Comtest Instrumentation B.V. (filed as
                 Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10574] and incorporated herein by reference).

     10.6 Note dated July 2, 1993, from the Registrant to Thermo Electron Corporation (filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10574] and incorporated herein by reference).

     10.7 Amended and Restated Master Repurchase Agreement dated as of July 2, 1996, between the Registrant and Thermo Electron.

    10.8 - 10.18 Reserved.


                                       15PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

     10.19       1985 Stock Option Plan of the Registrant (filed as Exhibit
                 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1985 [File No. 0-8245] and incorporated herein by reference). (Maximum number of shares issuable is 300,000 shares, after adjustment to reflect 1-for-3 reverse stock split effected in November 1992 and 3-for-2 stock splits effected in November 1993 and August 1996.)

     10.20 1990 Stock Option Plan, as amended, of the Registrant (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 2, 1994 [File No. 1-10574] and incorporated herein by reference). (Maximum number of shares issuable is 600,000 shares, after adjustment to reflect share increases in 1993 and 1994, 1-for-3 reverse stock split effected in November 1992, and 3-for-2 stock splits effected in November 1993 and August 1996.)

     10.21       Equity Incentive Plan of the Registrant (filed as Exhibit
                 10.49 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 [File No. 1-11406] and incorporated herein by reference).

                 In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron and Thermedics for services rendered to the Registrant or such affiliated corporations. Thermo Electron's plans were filed as Exhibits 10.21 through 10.44 to the Annual Report on Form 10-K of Thermo Electron for the fiscal year ended December 30, 1995, [File No. 1-8002] and as Exhibit 10.19 to the Annual Report on Form 10-K of Trex Medical Corporation for the fiscal year ended September 28, 1996 [File No. 1-11827], and Thermedics' plans were filed as Exhibits 10.18 through 10.22 to the Annual Report on Form 10-K of Thermedics for the fiscal year ended December 28, 1996 [File No. 1-9567], and are incorporated herein by reference.

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


                                       16PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

     10.24       Restated Stock Holdings Assistance Plan and Form of
                 Promissory Note.

     11          Statement re: Computation of Earnings per Share.

     13 Annual Report to Shareholders for the year ended December 28, 1996 (only those portions incorporated herein by reference).

     21          Subsidiaries of the Registrant.

     23          Consent of Arthur Andersen LLP.

     27          Financial Data Schedule.