Form 10-K/A
period 1996-12-28
THERMO VOLTEK CORP
filed 1997-03-17
CIK 102138

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      ------------------------------------
                         AMENDMENT NO. 1 ON FORM 10-K/A

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
    Title of each class                                   on which registered
    -------------------                                   -------------------
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

                                                                  FORM 10-K/A

                               THERMO VOLTEK CORP.

    Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
               8-K

              (c)  Exhibits

                   13 Annual Report to Shareholders for the year ended December 28, 1996 (only those portions incorporated herein by reference)

                   23  Consent of Arthur Andersen LLP

         Attached is Exhibit 13 of the Registrant's Form 10-K for the year ended December 28, 1996. This amended information replaces the corresponding information filed originally in the Form 10-K.
PAGE

                                                                  FORM 10-K/A

                               THERMO VOLTEK CORP.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized, on this 17th day of March 1997.

                                            THERMO VOLTEK CORP.



                                            Paul F. Kelleher
                                            -----------------------
                                            Paul F. Kelleher
                                            Chief Accounting Officer