Form 10-K/A
THERMO VOLTEK CORP
filed 1997-04-28
CIK 102138

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                  __________________________________________

                         AMENDMENT NO. 1 ON FORM 10-K/A
                                  TO FORM 10-K

        (mark one)   X      Annual Report Pursuant to Section 13 or
                   -----
                            15(d) of the Securities Exchange Act of 1934

                            Transition Report Pursuant to Section 13 or
                   -----
                            15(d) of the Securities Exchange Act of 1934

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
             Title of each class                  on which registered
             -------------------                -------------------------

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

        Indicate by check mark if disclosure of delinquent filers
        pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any
        amendment to this Form 10-K. [    ]
PAGE

        The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 24, 1997, was approximately $56,019,000.

        As of January 24, 1997, the Registrant had 9,759,238 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1996, are incorporated by reference into Parts I and II.



             Part III, Item 10.       Directors and Executive Officers of
                                      the Registrant.

             Part III, Item 11.       Executive Compensation.

             Part III, Item 12.       Security Ownership of Certain
                                      Beneficial Owners and
                                      Management.

             Part III, Item 13.       Certain Relationships and
                                      Transactions.


             The information required under these items, originally to be incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, is contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.

                                   SIGNATURES


             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed by the undersigned, duly authorized.

                                      THERMO VOLTEK CORP.


                                      By: /s/ Sandra L. Lambert
                                          -------------------------------

                                           Sandra L. Lambert
                                           Secretary



                                  ATTACHMENT A
PAGE

        DIRECTORS

             Set forth below are the names of the persons serving as directors, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as directors and the names of other public corporations in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock, and of the common stock of its parent company, Thermedics Inc. ("Thermedics"), a manufacturer of inspection and measurement instrumentation and biomedical products, and Thermedics' parent company, Thermo Electron Corporation ("Thermo Electron"), a diversified high technology company, is reported under the caption "Stock Ownership."
        Elias P.              Dr. Gyftopoulos, 69, has been a director
        Gyftopoulos           of the Corporation since 1994.  He is the
                              Professor Emeritus at The Massachusetts
                              Institute of Technology, where he was the Ford Professor of Mechanical Engineering and of Nuclear Engineering for more than 20 years until his retirement in 1996.
                              Dr. Gyftopoulos is also a director of
                              Thermo Electron, Thermo BioAnalysis
                              Corporation, Thermo Cardiosystems Inc.,
                              ThermoLase Corporation, Thermo Remediation
                              Inc.,  ThermoSpectra Corporation and Trex
                              Medical Corporation.

        William W. Hoover     Mr. Hoover, 65, has been a director of the
                              Corporation since 1986.  Mr. Hoover is a
                              retired U.S. Air Force Major General and
                              former assistant secretary of the U. S.
                              Department of Energy.  Since 1993, Mr.
                              Hoover has been president of Hoover
                              Associates, a consulting firm.  Prior to
                              1993, Mr. Hoover was executive vice
                              president of Air Transport Association of
                              America, a position he held for more than
                              five years.
        Sandra L. Lambert     Ms. Lambert, 42, has been a director of
                              the Corporation since 1990. Ms. Lambert has been secretary of the Corporation since January 1991 and secretary and senior counsel of Thermo Electron since
                              July 1990. For more than five years prior to that time, she was associate general counsel of Thermo Electron. Ms. Lambert also serves as clerk of Thermedics.
PAGE

        Theo Melas-Kyriazi    Mr. Melas-Kyriazi, 37, has been a director
                              of the Corporation since 1990.  Mr.
                              Melas-Kyriazi was treasurer of the
                              Corporation from January 1991 to September
                              1994 and was treasurer of Thermo Electron from May 1988 to August 1994. Since
                              August 1994, he has served as president
                              and chief executive officer of
                              ThermoSpectra Corporation.  Mr.
                              Melas-Kyriazi is also a director of Thermo
                              Remediation Inc. and ThermoSpectra
                              Corporation.

        Peter Richman         Mr. Richman, 69, has been a director of
                              the Corporation since 1993.  Mr. Richman
                              was a consultant to Thermedics and its
                              subsidiaries, including the Corporation,
                              on corporate development and acquisition
                              strategies from March 1993 to March 1995.
                              For more than five years prior to that
                              time, he was president and chief executive
                              officer of Keytek Instrument Corp.  Mr.
                              Richman is also a director of Thermo
                              Sentron Inc.
        John W. Wood Jr.      Mr. Wood, 53, has been a director of the
                              Corporation and chairman of the board
                              since 1990. Mr. Wood has been the chief executive officer of the Corporation since
                              1992, and was also the president of the
                              Corporation from 1992 to February 1997.
                              Mr. Wood has been a senior vice president of Thermo Electron since December 1995, and, prior to that promotion, was a vice president of Thermo Electron since
                              September 1994.  Mr. Wood has been
                              president and chief executive officer of Thermedics since 1984. Mr. Wood is also a director of Thermedics, Thermedics
                              Detection Inc., Thermo Cardiosystems Inc.
                              and Thermo Sentron Inc.

        Committees of the Board of Directors and Meetings

             The Board of Directors has established an Audit Committee and a Human Resources Committee, each consisting solely of outside directors. The present members of the Audit Committee are Mr. Richman (Chairman) and Mr. Hoover. The Audit Committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the Human Resources Committee are Mr. Hoover (Chairman) and Dr. Gyftopoulos. The Human Resources Committee reviews the performance of senior members of

                                        2
PAGE
        management, recommends executive compensation and administers the Corporation's stock option and other stock-based compensation plans. The Corporation does not have a nominating committee of the Board of Directors. The Board of Directors met five times, the Audit Committee met twice and the Human Resources Committee met five times during fiscal 1996. Each director attended at least 75% of all meetings of the Board of Directors and committees on which he or she served held during fiscal 1996.

        Compensation of Directors

        Cash Compensation

             Directors who are not employees of the Corporation, of Thermo Electron or of any other companies affiliated with Thermo Electron (also referred to as "outside directors") receive an annual retainer of $2,000 and a fee of $1,000 per day for attending regular meetings of the Board of Directors and $500 per day for participating in meetings of the Board of Directors held by means of conference telephone and for participating in certain meetings of committees of the Board of Directors. Payment of directors' fees is made quarterly. Ms. Lambert, Mr. Melas-Kyriazi and Mr. Wood are employees of Thermo Electron or its subsidiaries and do not receive any cash compensation from the Corporation for their services as directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.

        Deferred Compensation Plan

             Under the Deferred Compensation Plan for directors (the "Deferred Compensation Plan"), a director has the right to defer receipt of his cash fees until he ceases to serve as a director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the Board of Directors, deferred amounts become payable immediately. Either of the following is deemed to be a change of control: (a) the occurrence, without the prior approval of the Board of Directors, of the acquisition, directly or indirectly, by any person of 50% or more of the outstanding Common Stock or the outstanding common stock of Thermedics or 25% or more of the outstanding common stock of Thermo Electron; or (b) the failure of the persons serving on the Board of Directors immediately prior to any contested election of directors or any exchange offer or tender offer for the Common Stock or the common stock of Thermedics or Thermo Electron to constitute a majority of the Board of Directors at any time within two years following any such event. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of the Corporation's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 56,250 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan.
                                        3
PAGE

        As of March 1, 1997, deferred units equal to 3,576.39 shares of Common Stock were accumulated under the Deferred Compensation Plan.

        Directors Stock Option Plan

             The Corporation's directors stock option plan (the "Directors Plan"), provides for the grant of stock options to purchase shares of Common Stock of the Corporation to outside directors as additional compensation for their service as directors. Under the Directors Plan, outside directors are automatically granted options to purchase 1,000 shares of the Common Stock annually at the close of business on the date of each Annual Meeting of the Stockholders of the Corporation. Options evidencing annual grants may be exercised at any time from and after the six-month anniversary of the grant date of the option and prior to the expiration of the option on the third anniversary of the grant date. Shares acquired upon exercise of the options are subject to repurchase by the Corporation at the exercise price if the recipient ceases to serve as a director of the Corporation or any other Thermo Electron company prior to the first anniversary of the grant date.

             The exercise price for options granted under the Directors Plan is the average of the closing prices of the Common Stock as reported on the American Stock Exchange (or other principal market on which the Common Stock is then traded) for the five trading days preceding and including the date of grant, or, if the shares are not then traded, at the last price per share paid by third parties in an arms-length transaction prior to the option grant. Options to purchase 56,250 shares of Common Stock were reserved for issuance under the Directors Plan as of March 1, 1997.

        Stock Ownership Policies for Directors

             During 1996, the Human Resources Committee of the Board of Directors (the "Committee") established a stock holding policy
        for directors.   The stock holding policy requires each director
        to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership level by the 1998 Annual meeting of Stockholders. Directors who are also executive officers of the Corporation are required to comply with a separate stock holding policy established by the Committee in 1996.

             In addition, the Committee adopted a policy requiring directors to hold shares of the Corporation's Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable
                                        4
PAGE
        to the exercise of the option. This policy is also applicable to executive officers.

        STOCK OWNERSHIP

             The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermedics, the Corporation's parent company, and of Thermo Electron, Thermedics' parent company, as of January 1, 1996, with respect to (i) each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each executive officer named in the summary compensation table under the heading "Executive Compensation" and
        (iv) all directors and current executive officers as a group

             While certain directors and executive officers of the Corporation are also directors and executive officers of Thermedics or its subsidiaries other than the Corporation, all such persons disclaim beneficial ownership of the shares of Common Stock owned by Thermedics.









                                  Thermo                     Thermo
                                  Voltek       Thermedics    Electron
        Name                      Corp. (2)    Inc. (3)      Corporation
                                                             (4)

        Thermedics Inc. (5)       7,549,921    N/A           N/A
        Dominick R. Congiusti     26,092       14,143        11,413
        Elias P. Gyftopoulos      3,750        4,500         71,070

        William W. Hoover         23,394       0             0
        Sandra L. Lambert         1,912        8,843         78,292
        Theo Melas-Kyriazi        7,498        21,128        159,073

        Michael D. Norton         94,776       19,350        25,837
        Peter Richman             53,273       8,000         3,300
        John W. Wood Jr.          93,071       175,347       263,199




        All directors and current 352,296      337,154       1,284,116
        executive
        officers as a group (11
        persons)





        (1) Except as reflected in the footnotes to this table, shares beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children and all share ownership includes sole voting and investment power.

        (2) Shares beneficially owned by Mr. Conguisti, Dr. Gyftopoulos, Mr. Hoover, Mr. Melas-Kyriazi, Mr. Norton, Mr. Richman, Mr. Wood and all directors and executive officers as a group include 24,698, 3,750, 18,296, 7,498, 82,950, 40,650, 78,450 and 298,790
        shares, respectively, that such person or group has the right to acquire within 60 days of March 1, 1997 through the exercise of stock options. Shares beneficially owned by Mr. Richman and all directors and executive officers as a group include 3,623 shares allocated through March 1, 1997 to his account maintained under the Corporation's deferred compensation plan for directors. No director or executive officer beneficially owned more than 1% of the Common Stock outstanding as of March 1, 1997; all directors and executive officers as a group beneficially owned 3.5% of the Common Stock outstanding as of such date.

        (3) Shares of the common stock of Thermedics beneficially owned by Mr. Conguisti, Dr. Gyftopoulos, Ms. Lambert, Mr. Melas-Kyriazi, Mr. Norton, Mr. Richman, Mr. Wood and all directors and executive officers as a group include 12,100, 4,500, 8,000, 20,000, 19,350, 4,500, 125,500 and 262,950 shares, respectively, that such person or member of the group has the right to acquire within 60 days of March 1, 1997 through the exercise of stock options. Shares beneficially owned by Ms.
                                        5
PAGE

        Lambert, Mr. Melas-Kyriazi, and all directors and executive officers as a group include 843, 984 and 4,588 full shares, respectively, allocated through March 1, 1997 to their respective accounts maintained pursuant to Thermo Electron's employee stock ownership plan, of which the trustees, who have investment power over its assets are executive officers of Thermo Electron (the "ESOP"). Shares of the common stock of Thermo Voltek Corp. beneficially owned by Mr. Wood include 2,600 shares held in trust for the benefit of minor children. The directors and executive officers did not individually or as a group beneficially own more than 1.0% of Thermedics common stock outstanding as of March 1, 1997.

        (4) The shares of the common stock of Thermo Electron shown in the table reflect a three-for-two split of such stock distributed in June 1996 in the form of a 50% stock dividend. Shares of the common stock of Thermo Electron beneficially owned by Mr. Conguisti, Dr. Gyftopoulos, Ms. Lambert, Mr. Melas-Kyriazi, Mr. Norton, Mr. Wood and all directors and executive officers as a group include 9,900, 9,375, 73,346, 116,772, 25,837, 227,658 and
        990,147 shares, respectively, that such person or member of the group has the right to acquire within 60 days of March 1, 1997 through the exercise of stock options. Shares beneficially owned by Ms. Lambert, Mr. Melas-Kyriazi and all directors and executive officers as a group include 849, 969 and 5,076 full shares, respectively, allocated through March 1, 1997, to their respective accounts maintained pursuant to Thermo Electron's ESOP. The directors and executive officers did not individually or as a group beneficially own more than 1% of the Thermo Electron common stock outstanding as of March 1, 1997.

        (5) Shares beneficially owned by Thermedics include 2,465,088 shares that Thermedics had the right to acquire within 60 days of March 1, 1997 through the conversion of certain convertible notes of the Corporation held by Thermedics. As of March 1, 1997, Thermedics beneficially owned approximately 62% of the outstanding Common Stock. Thermedics' address is 470 Wildwood Street, Woburn, Massachusetts 01888-1799. As of March 1, 1997 Thermedic's had the power to elect all of the members of the Corporation's Board of Directors. Thermedics is a majority owned subsidiary of Thermo Electron and therefore, Thermo Electron may be deemed a beneficial owner of the shares of Common Stock beneficially owned by Thermo Instrument. Thermo Electron disclaims beneficial ownership of these shares.

        Section 16(a) Beneficial Ownership Reporting Compliance

             Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermedics and its parent company, Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings,
                                        6
PAGE
        all Section 16(a) filing requirements applicable to such persons were complied with during 1996, except in the following instances. Thermedics filed five Forms 4 late, reporting a total of 18 transactions, consisting of 16 open market purchases ofshares of Common Stock, an additional acquisition of shares of Common Stock through a merger with another entity, and the conversion of a derivative security held by Thermedics into shares of Common Stock. Thermo Electron filed eight Forms 4 late, reporting a total of 40 transactions, including the 18 transactions described above for Thermedics, an additional 19 open market purchases of shares of Common Stock and three grants to employees of options to purchase shares of Common Stock as part of its stock option plan.

        EXECUTIVE COMPENSATION

        NOTE: All share amounts reported below have, in all cases, been adjusted as applicable to reflect a three-for-two stock splits with respect to the Common Stock and common stock of Thermo Electron, distributed in August 1996 and June 1996, respectively, each in the form of a 50% stock dividend.

        Summary Compensation Table

             The following table summarizes compensation for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer and its two other most highly compensated executive officers for the last three fiscal years. No other executive officer of the Corporation met the definition of "highly compensated" within the meaning of the Securities and Exchange Commission's executive compensation disclosure rules.

             The Corporation is required to appoint certain executive officers and full-time employees of Thermo Electron as executive officers of the Corporation, in accordance with the Thermo Electron Corporate Charter. The compensation for these executive officers is determined and paid entirely by Thermo Electron. The time and effort devoted by these individuals to the Corporation's affairs is provided to the Corporation under the Corporate Services Agreement between the Corporation and Thermo Electron. Accordingly, the compensation for these individuals is not reported in the following table.











                                Summary Compensation Table

                                                       Long Term
                                                      Compensation
                                                       Securities
                                                       Underlying

                                       Annual       Options (No. of
             Name and     Fiscal    Compensation         Shares        All Other
        Principal Position Year   Salary    Bonus   and Company) (1) Compensation
                                                                          (2)

        John W. Wood Jr.  1996     $19,500  $17,200    2,100(TVL)    $6,750
        (3)
          Chief Executive 1995     $18,000  $16,000    1,350(TVL)    $6,750
        Officer
                          1994     $24,750   $1,905       --         $6,639

        Michael D. Norton 1996    $119,000  $60,000    2,550(TVL)    $5,344
          Vice President                                 150(TMO)
                          1995    $114,000  $49,000    1,650(TVL)    $6,387

                                                      10,500(TMO)
                          1994    $110,000  $20,250   11,250(TMO)    $4,436

                                                         800(THS)
        Dominick R.       1996     $98,009  $10,000      900(TVL)    $5,353
        Congiusti (4)
          Vice President                                 150(TMO)

                          1995     $95,014  $21,000      300(TVL)    $5,621
                                                       7,500(TMO)
                          1994     $90,000  $30,000    7,500(TVL)    $3,914

                                                       2,250(TMO)



        (1) In addition to grants of options to purchase shares of Common Stock of the Corporation (designated in the table as TVL), the named executive officers of the Corporation have been granted
                                        7
PAGE
        options to purchase common stock of Thermo Electron and certain of its other subsidiaries as part of Thermo Electron's stock option program. Options have been granted during the last three fiscal years in the following Thermo Electron companies:
        Thermedics (designated in the table as TMD), Thermo Electron (designated in the table as TMO) and ThermoSpectra Corporation (designated in the table as THS).

        (2) Represents the amount of matching contributions made by the individual's employer on behalf of executive officers participating in the Thermo Electron 401(k) plan.

        (3) Mr. Wood is a senior vice president of Thermo Electron and the president and chief executive officer of Thermedics, as well as the president and chief executive officer of the Corporation. A portion of Mr. Wood's annual cash compensation (salary and bonus) has been allocated to and paid by each of Thermo Electron and Thermedics in each of the last three fiscal years as compensation for the services provided to these companies based on the time he devoted to his responsibilities as a senior vice president of Thermo Electron or as president and chief executive officer of Thermedics. The annual cash compensation (salary and bonus) reported in the table for Mr. Wood represents the amount paid from all sources, including the Corporation, solely for Mr. Wood's services as chief executive officer of the Corporation. For 1996, 1995 and 1994, 10%, 10% and 15%, respectively, of Mr.
        Wood's annual cash compensation (salary and bonus) was allocated to the Corporation for his service as the Corporation's chief
        executive officer.   In addition, Mr. Wood has been granted
        options to purchase common stock of Thermo Electron and certain of its subsidiaries other than the Corporation from time to time by Thermo Electron or such other subsidiaries. These options are not reported here as they were granted as compensation for service to Thermo Electron companies in capacities other than in his capacity as chief executive officer of the Corporation.

        (4) Mr. Congiusti was named an executive officer of the Corporation in December 1994. Compensation is reported for Mr. Congiusti for the entire 1994 fiscal year.

        Stock Options Granted During Fiscal 1996

             The following table sets forth information concerning individual grants of stock options made during fiscal 1996 to the Corporation's chief executive officer and the other named executive officers. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1996.









                           Option Grants in Fiscal 1996


                                 Percent                      Potential
                                   of                        Realizable
                                  Total                       Value at
                     Number of   Options                   Assumed Annual
                     Securities  Granted                   Rates of Stock
                     Underlying    to                           Price
                      Options   Employees Exercise Expira-  Appreciation
                      Granted   in Fiscal  Price    tion     for Option
            Name        (1)      Year(2)  PerShare  Date        Term
                                                             5%     10%

        John W.     2,100 (TVL) 1.8%     $12.78   03/07/99 $4,221 $8,883
        Wood,
        Jr.(4)
        Michael D.  2,550 (TVL) 2.1%     $12.78   03/07/99 $5,126 $10,787
        Norton

                    150   (TMO) 0.01%(3) $42.79   05/22/99 $1,011 $2,124
        Dominick R. 900   (TVL) 0.8%     $12.78   03/07/99 $1,809 $3,807
        Congiusti
                    150   (TMO) 0.01%(3) $42.79   05/22/99 $1,011 $2,124





                                        8
PAGE

        (1) In addition to grants of options to purchase Common Stock of the Corporation (designated in the table as TVL), the named executive officers of the Corporation have been granted options to purchase common stock of Thermo Electron (designated in the table as TMO) as part of Thermo Electron's stock option program. All of the options granted during the fiscal year are immediately exercisable at the date of grant. In all cases, the shares acquired upon exercise are subject to repurchase by the granting companies at the exercise price if the optionee ceases to be employed by such corporation or any other Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the granting corporation or another Thermo Electron company. The granting corporations may permit the holders of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.

        (2) The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the granting corporation, the optionee's continued employment through the option period and the date on which the options are exercised.

        (3) These options were granted under stock option plans maintained by Thermo Electron or a subsidiary and accordingly are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.

        (4) Mr. Wood has also served as an officer of Thermo Electron since 1994 and the chief executive officer of Thermedics since 1984 and has been granted options to purchase common stock of Thermo Electron and certain of its subsidiaries other than the Corporation. These options are not reported in this table as they were granted as compensation for service to other Thermo Electron companies in capacities other than his capacity as the chief executive officer of the Corporation.

        Stock Options Exercised During Fiscal 1996

             The following table reports certain information regarding stock option exercises during fiscal 1996 and outstanding stock options held at the end of fiscal 1996 by the Corporation's chief
                                        9
PAGE
        executive officer and the executive officers named in the Summary Compensation Table. No stock appreciation rights were exercised or were outstanding during fiscal 1996.








        Aggregated Option Exercises In Fiscal 1996 And
        Fiscal 1996 Year-End Option Values


                                             Number of
                                             Unexercised
                              Shares         Options at
                              Acqui-         Fiscal Year-   Value of
                              red on         End (Exercis-  Unexercised
                              Exer-  Value   able/Unexer-   In-the-Money
        Name         Company  cise   Realizedcisable)(1)    Options

        John W.      Thermo   8,623  $61,645 78,450  /--    $319,074 /--
        Wood, Jr.    Voltek
        (2)
        Michael D.   Thermo    --     --     82,950  /--    $507,020 /--
        Norton       Voltek
                     Thermo   1,006  $22,243 26,519  /--(3) $367,090 /--
                     Electron

                     Therme-  3,905  $72,878 22,345  /--    $105,988 /--
                     dics
                     Thermo    --     --     800     /--    $1,500   /--
                     Spectra
        Dominick R.  Thermo   2,000  $21,700 24,698  /--    $135,650 /--
        Congiusti    Voltek

                     Thermo    --     --     9,900   /--    $95,926  /--
                     Electron
                     Therme   2,400  $54,120 12,100  /--    $35,323  /--
                     -dics



        (1) All of the options reported outstanding at the end of the fiscal year are immediately exercisable as of the end of the fiscal year. The shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or any other Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. The repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company.

        (2) Mr. Wood also holds unexercised options to purchase common stock of Thermo Electron and its subsidiaries other than the Corporation. These options are not reported here as they were granted as compensation for service to other Thermo Electron companies in capacities other than his capacity as chief executive officer of the Corporation.

        (3) Options to purchase 11,250 shares of the common stock of Thermo Electron granted to Mr. Norton are subject to the same terms as described in footnote (1), except that the repurchase rights of the granting corporation generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of the granting corporation shall be deemed to have lapsed ratably over a five-year period, commencing with the fifth anniversary of the grant date.

        Pension Plan

             The Corporation maintains a non-contributory defined benefit plan for full-time employees of its Universal Voltronics division, including officers and other salaried employees meeting certain age and service requirements. Mr. Conguisti is the only executive officer of the Corporation who participates in the plan. The plan provides for payments in the event of normal, early or deferred retirement, or total and permanent disability or death. The plan also provides for the payment of benefits to an employee's surviving spouse or designated beneficiary.
        Covered compensation under this plan consists of salaries and bonuses. Effective as of December 31, 1993, no additional benefits have been accrued on behalf of any plan participant.
                                       10
PAGE

        The following table sets forth the estimated annual benefits payable under the plan upon retirement to employees of Universal Voltronics in specified compensation and years-of-service classifications. The estimated benefits at certain compensation levels reflect the statutory limits on compensation that can be recognized for plan purposes. Such limit is currently $150,000 per year.













                                          Years of Service

        AnnualCompensation     15       20        25       30        35

        $ 75,000           $15,187  $20,250   $25,312  $25,312   $25,312

        $100,000           $20,250  $27,000   $33,750  $33,750   $33,750
        $125,000           $25,313  $33,750   $42,188  $42,188   $42,188
        $150,000           $30,375  $40,500   $50,625  $50,625   $50,625






             Each eligible employee receives a monthly retirement benefit, beginning at normal retirement age (65), based on a percentage (1.35%) of the average monthly compensation of such employee as of December 31, 1993, multiplied by years of service (up to a maximum of 25 years) as of December 31, 1993, less benefits paid upon cancellation of the Corporation's predecessor pension plan. Benefits are reduced for retirement before normal retirement age. Average monthly compensation is generally defined as average monthly compensation over the five years of highest compensation in the ten-year period preceding retirement. The benefits shown in the above table are subject to reduction for Social Security benefits. The plan benefits shown are payable during the employee's lifetime unless the employee elects another form of benefit that provides death benefit protection. For Mr. Conguisti, the only executive officer who participates in the plan, the compensation recognized for plan purposes is $87,593, and the credited years of service for Mr. Conguisti was 3 years as of December 31, 1993.

        Severance Agreements

             In 1988, Thermo Electron entered into severance agreements with several of its key employees, including key employees of the Corporation and other majority-owned subsidiaries. These agreements provide severance benefits if there is a change of control of Thermo Electron that is not approved by the Board of Directors of Thermo Electron and the employee's employment with Thermo Electron or the majority-owned subsidiary is terminated, for whatever reason, within one year thereafter. For purposes of the agreement a change of control exists upon (i) the acquisition of 50% or more of the outstanding common stock of Thermo Electron by any person without the prior approval of the board of directors of Thermo Electron, (ii) the failure of the Board of Directors of Thermo Electron, within two years after any contested election of directors or tender or exchange offer not approved by the Board of Directors, to be constituted of a majority of directors holding office prior to such event or (iii) any other event that the Board of Directors of Thermo Electron determines constitutes an effective change of control of Thermo Electron. Each of the recipients of these agreements would
                                       11
PAGE
        receive a lump-sum benefit at the time of a qualifying severance equal to the highest total cash compensation paid to the employee by Thermo Electron or the majority-owned subsidiary in any 12-month period during the three years preceding the severance event. A qualifying severance exists (i) if the employment of the executive officer is terminated for any reason within one year after a change in control of Thermo Electron or (ii) a group of directors of Thermo Electron consisting of directors of Thermo Electron on the date of the severance agreement or, if an election contest or tender or exchange offer for Thermo Electron's common stock has occurred, the directors of Thermo Electron immediately prior to such election contest or tender or exchange offer, and any future directors who are nominated or elected by such directors, determines that any other termination of the executive officer's employment should be treated as a qualifying severance. The benefits to be provided are limited so that the payments would not constitute so-called "excess parachute payments" under applicable provisions of the Internal Revenue Code of 1986. Assuming that severance benefits would have been payable under these agreements as of March 1, 1997, Mr. Wood would have received approximately $367,000.

        RELATIONSHIP WITH AFFILIATES

             Thermo Electron has adopted a strategy of selling a minority interest in subsidiary companies to outside investors as an important tool in its future development. As part of this strategy, Thermo Electron and certain of its subsidiaries have created several privately and publicly held subsidiaries. Thermedics has created Thermedics Detection Inc., Thermo Cardiosystems Inc. and Thermo Sentron Inc. as publicly held subsidiaries, and has acquired the majority interest in the Corporation, which until 1990 was an unaffiliated public company. From time to time, Thermo Electron and its subsidiaries will create other majority-owned subsidiaries as part of its spinout strategy. (The Corporation and such other majority-owned Thermo Electron subsidiaries are hereinafter referred to as the "Thermo Subsidiaries.")

             Thermo Electron and each of the Thermo Subsidiaries recognize that the benefits and support that derive from their affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries have adopted the Thermo Electron Corporate Charter (the "Charter") to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their stockholders are treated consistently and fairly, (2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined, (3) each company has access to the combined resources and financial, managerial and technological strengths of the others, and (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate, are able to obtain the most favorable terms from outside parties.
                                       12
PAGE

             To achieve these ends, the Charter identifies the general principles to be followed by the companies, addresses the role and responsibilities of the management of each company, provides for the sharing of group resources by the companies and provides for centralized administrative, banking and credit services to be performed by Thermo Electron. The services provided by Thermo Electron include collecting and managing cash generated by members, coordinating the access of Thermo Electron and the Thermo Subsidiaries (the "Thermo Group") to external financing sources, ensuring compliance with external financial covenants and internal financial policies, assisting in the formulation of long-range planning and providing other banking and credit services. Pursuant to the Charter, Thermo Electron may also provide guarantees of debt or other obligations of the Thermo Subsidiaries or may obtain external financing at the parent level for the benefit of the Thermo Subsidiaries. In certain instances, the Thermo Subsidiaries may provide credit support to, or on behalf of, the consolidated entity or may obtain financing directly from external financing sources. Under the Charter, Thermo Electron is responsible for determining that the Thermo Group remains in compliance with all covenants imposed by external financing sources, including covenants related to borrowings of Thermo Electron or other members of the Thermo Group, and for apportioning such constraints within the Thermo Group. In addition, Thermo Electron establishes certain internal policies and procedures applicable to members of the Thermo Group. The cost of the services provided by Thermo Electron to the Thermo Subsidiaries is covered under existing corporate services agreements between Thermo Electron and each of the Thermo Subsidiaries.

             The Charter presently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Corporation, can withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. However, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

                                       13
PAGE

             As provided in the Charter, the Corporation and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, employee benefit administration, tax advice and preparation of tax returns, centralized cash management and financial and other services to the Corporation. The Corporation was assessed an annual fee equal to 1.0% of the Corporation's revenues for these services for calendar 1996. The fee is reviewed annually and may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1996, Thermo Electron assessed the Corporation $485,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that the terms of the Services Agreement are fair to the Corporation. For items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron charges the Corporation based on charges attributable to the Corporation. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to meet the Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.

             As of December 28, 1996, $16,623,000 of the Corporation's cash equivalents were invested in a repurchase agreement with Thermo Electron. Under this agreement, the Corporation in effect lends excess cash to Thermo Electron, which Thermo Electron collateralizes with investments principally consisting of corporate notes, government and agency securities, money market funds, certificates of deposit and other marketable securities, in the amount of at least 103% of such obligation. The Corporation's funds subject to the repurchase agreement are readily convertible into cash by the Corporation and have a maturity of three months or less. The repurchase agreement earns a rate based on the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

             Thermedics holds two subordinated convertible notes of the Corporation. One is in the principal amount of $6.0 million, bears interest at a rate of 6/%, is due 2002 and is convertible into Common Stock at a conversion price of $4.27 per share (the "6/% Note"). The other note is in the principal amount of $4
                                       14
PAGE
        million, bears interest at a rate of 5%, is due 2003 and is convertible into Common Stock at a conversion price of $3.78 per share (the "5% Note").

             Thermo Electron and Thermedics owned of record approximately 0.5% and 51%, respectively, of the Corporation's outstanding Common Stock on December 28, 1996. In January 1996, Thermedics acquired 315,199 shares of the Corporation's Common Stock, or approximately 6.5% of the Corporation's outstanding Common Stock, from Thermo Electron. Thermedics intends for the foreseeable future to maintain at least 50% ownership of the Corporation. This may require the purchase by Thermedics of additional shares of the Corporation's Common Stock from time to time as the number of outstanding shares issued by the Corporation increases. These purchases may be made either on the open market or directly from the Corporation, at prevailing market prices, or pursuant to conversion of the 6/% Note or the 5% Note.

        Stock Holding Assistance Plan

             During 1996, the Committee established a stock holding policy for executive officers of the Corporation. The stock holding policy specifies an appropriate level of ownership of the Corporation's Common Stock as a multiple of the officer's compensation. For the chief executive officer, the multiple is one times his base salary and reference bonus for the calendar year. For all other officers, the multiple is one times the officer's base salary. The Committee deemed it appropriate to permit officers to achieve these ownership levels over a three-year period.

             In order to assist officers in complying with the policy, the Committee also adopted a stock holding assistance plan under which the Corporation is authorized to make interest-free loans to officers to enable them to purchase shares of the Common Stock in the open market. The loans are required to be repaid upon the earlier of demand or the fifth anniversary of the date of the
        loan, unless otherwise authorized by the Committee.   In 1996,
        Mr. Michael D. Norton, a vice president of the Corporation, received a loan in the amount of $65,166.00 under this plan to purchase 5,000 shares of Common Stock.