Form 10-Q
period 1997-03-29
THERMO VOLTEK CORP
filed 1997-05-05
CIK 102138

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended March 29, 1997.

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

               Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                  Outstanding at April 25, 1997
         ----------------------------      -----------------------------
         Common Stock, $.05 par value                9,272,706
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                               THERMO VOLTEK CORP.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                    March 29,  December 28,
    (In thousands)                                       1997          1996
    -----------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                       $20,714       $17,874
      Available-for-sale investments, at quoted
        market value (amortized cost of $7,986
        and $10,011; includes $1,157 and $1,399
        of related-party investments)                   7,822        10,067
      Accounts receivable, less allowances of
        $657 and $587                                  10,200        12,123
      Inventories:
        Raw materials                                   4,424         4,835
        Work in process                                 3,633         3,097
        Finished goods                                  2,892         2,793
      Prepaid income taxes and other current assets     2,202         2,025
                                                      -------       -------
                                                       51,887        52,814
                                                      -------       -------
    Property, Plant, and Equipment, at Cost             9,880         9,739
      Less: Accumulated depreciation and amortization   5,866         5,588
                                                      -------       -------
                                                        4,014         4,151
                                                      -------       -------
    Other Assets                                          267           299
                                                      -------       -------
    Cost in Excess of Net Assets of Acquired
      Companies                                        16,068        16,425
                                                      -------       -------
                                                      $72,236       $73,689
                                                      =======       =======



                                        2PAGE

                               THERMO VOLTEK CORP.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                    March 29,  December 28,
    (In thousands except share amounts)                  1997          1996
    -----------------------------------------------------------------------
    Current Liabilities:
      Notes payable                                   $ 2,198       $ 1,666
      Accounts payable                                  3,192         3,718
      Accrued payroll and employee benefits             1,198         1,264
      Accrued income taxes                                771         1,244
      Accrued commissions                               1,050         1,063
      Other accrued expenses                            1,822         2,043
      Due to parent company and affiliates                995           901
                                                      -------       -------
                                                       11,226        11,899
                                                      -------       -------
    Subordinated Convertible Obligations
      (includes $10,000 of related-party debt)         18,450        19,345
                                                      -------       -------

    Shareholders' Investment:
      Common stock, $.05 par value, 25,000,000
        shares authorized; 9,926,619 and 9,765,676
        shares issued                                     497           488
      Capital in excess of par value                   38,773        37,762
      Retained earnings                                 3,951         4,284
      Treasury stock at cost, 11,740 and 6,438 shares    (130)          (69)
      Cumulative translation adjustment                  (426)          (56)
      Net unrealized gain (loss) on
        available-for-sale investments                   (105)           36
                                                      -------       -------
                                                       42,560        42,445
                                                      -------       -------
                                                      $72,236       $73,689
                                                      =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.




                                        3PAGE

                               THERMO VOLTEK CORP.

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                      Three Months Ended
                                                   ------------------------
                                                   March 29,      March 30,
    (In thousands except per share amounts)             1997           1996
    -----------------------------------------------------------------------
    Revenues                                         $ 9,716        $10,621
                                                     -------        -------

    Costs and Operating Expenses:
      Cost of revenues                                 5,451          5,390
      Selling, general, and administrative expenses    4,064          3,261
      Research and development expenses                  847            710
                                                     -------        -------
                                                      10,362          9,361
                                                     -------        -------

    Operating Income (Loss)                             (646)         1,260

    Interest Income                                      393            502
    Interest Expense (includes $151 and $177 to
      related party)                                    (284)          (435)
                                                     -------        -------
    Income (Loss) Before Provision for Income Taxes     (537)         1,327
    Income Tax (Provision) Benefit                       204           (390)
                                                     -------        -------
    Net Income (Loss)                                $  (333)       $   937
                                                     =======        =======
    Earnings (Loss) per Share:
      Primary                                        $  (.03)       $   .12
                                                     =======        =======
      Fully diluted                                  $  (.03)       $   .08
                                                     =======        =======
    Weighted Average Shares:
      Primary                                          9,832          7,975
                                                     =======        =======
      Fully diluted                                    9,832         13,643
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.




                                        4PAGE

                               THERMO VOLTEK CORP.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                                       Three Months Ended
                                                     ----------------------
                                                     March 29,    March 30,
    (In thousands)                                        1997         1996
    -----------------------------------------------------------------------
    Operating Activities:
      Net income (loss)                                $  (333)     $   937
      Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating
        activities:
          Depreciation and amortization                    490          422
          Provision for losses on accounts receivable       97           43
          Changes in current accounts:
            Accounts receivable                          1,458       (1,134)
            Inventories                                   (403)        (628)
            Other current assets                          (187)        (126)
            Accounts payable                              (391)      (1,041)
            Other current liabilities                     (402)         735
                                                       -------      -------
    Net cash provided by (used in) operating
      activities                                           329         (792)
                                                       -------      -------
    Investing Activities:
      Proceeds from sale and maturities of
        available-for-sale investments                   2,000        5,000
      Purchases of property, plant, and equipment         (258)        (254)
      Other                                                (43)         129
                                                       -------      -------
    Net cash provided by investing activities            1,699        4,875
                                                       -------      -------
    Financing Activities:
      Net increase (decrease) in notes payable             654          (98)
      Net proceeds from issuance of Company
        common stock                                       174            9
      Other                                                (96)           -
                                                       -------      -------
    Net cash provided by (used in) financing
      activities                                           732          (89)
                                                       -------      -------
    Exchange Rate Effect on Cash                            80          (44)
                                                       -------      -------
    Increase in Cash and Cash Equivalents                2,840        3,950
    Cash and Cash Equivalents at Beginning of Period    17,874        8,651
                                                       -------      -------
    Cash and Cash Equivalents at End of Period         $20,714      $12,601
                                                       =======      =======
    Noncash Activities:
      Conversions of subordinated convertible
        obligations                                    $   895      $ 4,235
                                                       =======      =======

    The accompanying notes are an integral part of these consolidated financial statements.
                                        5PAGE

                               THERMO VOLTEK CORP.

                   Notes to Consolidated Financial Statements


    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Voltek Corp. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 29, 1997, the results of operations for the three-month periods ended March 29, 1997, and March 30, 1996, and the cash flows for the three-month periods ended March 29, 1997, and March 30, 1996. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of December 28, 1996, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.

    2.  Subsequent Event

        In April 1997, the Company acquired substantially all of the assets, subject to certain liabilities, of Milmega Ltd. for approximately $3.2 million in cash, subject to a post-closing adjustment. Milmega primarily manufactures and markets microwave and radio frequency products and systems that are suitable for electromagnetic compatibility (EMC) testing, physics research, and communications, medical, and military applications. The Company will account for this acquisition using the purchase method of accounting.


    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.
                                        6PAGE

                               THERMO VOLTEK CORP.

    Description of Business

        The Company designs, manufactures, and markets electromagnetic compatibility (EMC) testing instruments, high-voltage power-conversion systems, programmable power amplifiers, and radio frequency (RF) power amplifiers. The Company's KeyTek Instrument (KeyTek) division manufactures instruments that test for immunity to pulsed electromagnetic interference (pulsed EMI). Through its Universal Voltronics division, the Company manufactures high-voltage power-conversion systems that transform utility-supplied AC power into voltages and currents required by the user, while allowing precise control over the performance level desired for each application. The Company's Kalmus division manufactures RF power amplifiers and systems used to test products for immunity to conducted and radiated radio frequency interference (RFI) and in communications, medical, and research applications. Comtest Europe B.V. (Comtest) manufactures and distributes a range of EMC-related products, provides EMC consulting and systems-integration services, and manufactures specialized power supplies for telecommunications equipment. Acquired in July 1996, Pacific Power Source Corporation (Pacific Power) manufactures power conversion equipment for use in a variety of commercial applications and programmable power amplifiers that can be incorporated into EMC test equipment to assess tolerance to normal variances in the quality and quantity of AC voltage.

        The Company's strategy is to expand through a combination of internal product development and the acquisition of new businesses and technologies. The Company acquired Milmega Ltd. in April 1997 (Note 2) and Pacific Power in July 1996.

        The Company sells its products on a worldwide basis. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations.

    Results of Operations

    First Quarter 1997 Compared With First Quarter 1996

        Revenues decreased 9% to $9.7 million in the first quarter of 1997 from $10.6 million in the first quarter of 1996, primarily due to decreased revenues at Comtest and KeyTek, offset in part by the inclusion of $1.7 million in revenues from Pacific Power, acquired in July 1996. The decline in revenues at Comtest and KeyTek resulted primarily from lower demand for EMC test products and, to a lesser extent, a decline in the component-reliability market for electrostatic discharge test equipment, caused by a slowdown in capital expenditures by the semiconductor industry.

        The gross profit margin decreased to 44% in the first quarter of 1997 from 49% in the first quarter of 1996, primarily due to the sale of lower-margin products at Comtest and the effect of the Company's decrease in revenues, offset in part by the effect of the inclusion of higher-margin revenues at Pacific Power.
                                        7PAGE

                               THERMO VOLTEK CORP.

        Selling, general, and administrative expenses as a percentage of revenues increased to 42% in the first quarter of 1997 from 31% in the first quarter of 1996, primarily due to a decrease in revenues. Research and development expenses as a percentage of revenues increased to 8.7% in the first quarter of 1997 from 6.7% in the first quarter of 1996, primarily due to a decrease in revenues.

        In response to the decrease in revenues and operating income in the first quarter of 1997, the Company plans to undertake a restructuring in the second quarter of 1997 at certain business units, which will result in a charge to its results of operations. The Company expects to achieve lower operating costs following completion of the restructuring activities.

        Interest income decreased to $0.4 million in the first quarter of 1997 from $0.5 million in the first quarter of 1996, primarily due to lower average invested balances. Interest expense decreased to $0.3 million in the first quarter of 1997 from $0.4 million in the first quarter of 1996, primarily due to conversions of the Company's subordinated convertible obligations during 1996 and the first quarter of 1997.

        The effective tax rates were 38% and 29% in the first quarter of 1997 and 1996, respectively. The effective tax rate exceeded the statutory federal income tax rate in 1997 primarily due to the impact of state income taxes. The effective tax rate was below the statutory income tax rate in 1996 primarily due to utilization of net operating loss carryforwards, offset in part by the impact of state income taxes. As of December 28, 1996, the Company had no further net operating loss carryforwards.

    Liquidity and Capital Resources

        Consolidated working capital was $40.7 million at March 29, 1997, compared with $40.9 million at December 28, 1996. Included in working capital are cash, cash equivalents, and available-for-sale investments of $28.5 million at March 29, 1997, compared with $27.9 million at December 28, 1996. During the first quarter of 1997, $0.3 million of cash was provided by operating activities. A decrease in accounts receivable of $1.5 million due to a decrease in revenues was offset in part by cash used to decrease accounts payable and other current liabilities by $0.8 million.

        Excluding available-for-sale investments activity, the Company's investing activities in the first quarter of 1997 consisted primarily of $0.3 million of expenditures for purchases of property, plant, and equipment. The Company expects to make capital expenditures of approximately $1.5 million during the remainder of 1997. Financing activities provided $0.7 million in cash in the first quarter of 1997, primarily related to an increase in notes payable.

                                        8PAGE

                               THERMO VOLTEK CORP.

        In April 1997, the Company acquired substantially all of the assets, subject to certain liabilities, of Milmega Ltd. for approximately $3.2 million in cash, subject to a post-closing adjustment (Note 2).

        In April 1997, the Company's Board of Directors authorized the repurchase, through April 17, 1998, of up to $10.0 million of Company common stock. Any such purchases would be funded from working capital.

        Although the Company expects to have positive cash flow from its existing operations, the Company anticipates it will require significant amounts of cash for the possible acquisition of complementary businesses and technologies. The Company expects that it will finance these acquisitions through a combination of internal funds, additional debt or equity financing, and/or short-term borrowings from Thermo Electron Corporation or Thermedics Inc., although there is no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.


    PART II - OTHER INFORMATION

    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.







                                        9PAGE

                               THERMO VOLTEK CORP.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of May 1997.

                                             THERMO VOLTEK CORP.



                                             Paul F. Kelleher
                                             --------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             --------------------
                                             John N. Hatsopoulos
                                             Vice President and Chief
                                               Financial Officer






                                       10PAGE

                               THERMO VOLTEK CORP.

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

      11         Statement re: Computation of Earnings per Share.

      27         Financial Data Schedule.