Form 10-Q
period 1997-06-28
THERMO VOLTEK CORP
filed 1997-08-04
CIK 102138

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended June 28, 1997.

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

               Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                  Outstanding at July 25, 1997
         ----------------------------      ----------------------------
         Common Stock, $.05 par value                8,830,200
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                               THERMO VOLTEK CORP.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     June 28,  December 28,
    (In thousands)                                       1997          1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                       $14,605       $17,874
      Available-for-sale investments, at quoted
        market value (amortized cost of $5,459 and
        $10,011; includes $1,412 and $1,399 of
        related-party investments)                      5,539        10,067
      Accounts receivable, less allowances of $694
        and $587                                        9,711        12,123
      Inventories:
        Raw materials                                   4,736         4,835
        Work in process                                 4,246         3,097
        Finished goods                                  2,700         2,793
      Prepaid income taxes and other current assets     2,039         2,025
                                                      -------       -------
                                                       43,576        52,814
                                                      -------       -------

    Property, Plant, and Equipment, at Cost            10,238         9,739
      Less: Accumulated depreciation and amortization   6,203         5,588
                                                      -------       -------
                                                        4,035         4,151
                                                      -------       -------

    Other Assets                                          252           299
                                                      -------       -------
    Cost in Excess of Net Assets of Acquired
      Companies (Note 2)                               18,477        16,425
                                                      -------       -------
                                                      $66,340       $73,689
                                                      =======       =======




                                        2PAGE

                               THERMO VOLTEK CORP.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                     June 28,  December 28,
    (In thousands except share amounts)                  1997          1996
    -----------------------------------------------------------------------
    Current Liabilities:
      Notes payable                                   $ 2,557       $ 1,666
      Accounts payable                                  3,433         3,718
      Accrued payroll and employee benefits             1,367         1,264
      Accrued income taxes                              1,074         1,244
      Accrued commissions                               1,127         1,063
      Other accrued expenses                            3,142         2,043
      Due to parent company and affiliates                722           901
                                                      -------       -------
                                                       13,422        11,899
                                                      -------       -------
    Subordinated Convertible Obligations
      (includes $10,000 of related-party debt)         18,450        19,345
                                                      -------       -------
    Shareholders' Investment:
      Common stock, $.05 par value, 25,000,000 shares
        authorized; 9,939,865 and 9,765,676 shares
        issued                                            497           488
      Capital in excess of par value                   38,781        37,762
      Retained earnings                                 4,111         4,284
      Treasury stock at cost, 1,046,765 and
         6,438 shares                                  (8,561)          (69)
      Cumulative translation adjustment                  (411)          (56)
      Net unrealized gain on available-for-sale
        investments                                        51            36
                                                      -------       -------
                                                       34,468        42,445
                                                      -------       -------
                                                      $66,340       $73,689
                                                      =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.


                                        3PAGE

                               THERMO VOLTEK CORP.

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                      Three Months Ended
                                                    -----------------------
                                                    June 28,       June 29,
    (In thousands except per share amounts)             1997           1996
    -----------------------------------------------------------------------
    Revenues                                         $11,888        $11,882
                                                     -------        -------
    Costs and Operating Expenses:
      Cost of revenues                                 6,442          6,153
      Selling, general, and administrative expenses    4,174          3,519
      Research and development expenses                1,023            821
                                                     -------        -------
                                                      11,639         10,493
                                                     -------        -------

    Operating Income                                     249          1,389

    Interest Income                                      305            492
    Interest Expense (includes $151 and $177 to
      related party)                                    (296)          (402)
                                                     -------        -------
    Income Before Income Taxes                           258          1,479
    Income Tax Provision                                 (98)          (347)
                                                     -------        -------
    Net Income                                       $   160        $ 1,132
                                                     =======        =======
    Earnings per Share:
      Primary                                        $   .02        $   .13
                                                     =======        =======
      Fully diluted                                  $   .02        $   .10
                                                     =======        =======
    Weighted Average Shares:
      Primary                                          9,222          8,791
                                                     =======        =======
      Fully diluted                                    9,222         13,636
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.





                                        4PAGE

                               THERMO VOLTEK CORP.

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                       Six Months Ended
                                                    -----------------------
                                                    June 28,       June 29,
    (In thousands except per share amounts)             1997           1996
    -----------------------------------------------------------------------
    Revenues                                         $21,604        $22,503
                                                     -------        -------
    Costs and Operating Expenses:
      Cost of revenues                                11,893         11,543
      Selling, general, and administrative expenses    8,238          6,780
      Research and development expenses                1,870          1,531
                                                     -------        -------
                                                      22,001         19,854
                                                     -------        -------

    Operating Income (Loss)                             (397)         2,649

    Interest Income                                      698            994
    Interest Expense (includes $302 and $354 to
      related party)                                    (580)          (837)
                                                     -------        -------
    Income (Loss) Before Income Taxes                   (279)         2,806
    Income Tax (Provision) Benefit                       106           (737)
                                                     -------        -------
    Net Income (Loss)                                $  (173)       $ 2,069
                                                     =======        =======

    Earnings (Loss) per Share:
      Primary                                        $  (.02)       $   .25
                                                     =======        =======
      Fully diluted                                  $  (.02)       $   .18
                                                     =======        =======
    Weighted Average Shares:
      Primary                                          9,527          8,383
                                                     =======        =======
      Fully diluted                                    9,527         13,640
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.




                                        5PAGE

                               THERMO VOLTEK CORP.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                         Six Months Ended
                                                       ---------------------
                                                       June 28,    June 29,
    (In thousands)                                         1997        1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income (loss)                                 $  (173)    $ 2,069
      Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
          Depreciation and amortization                     925         829
          Provision for losses on accounts receivable       117          97
          Changes in current accounts, excluding the
            effects of acquisition:
              Accounts receivable                         2,651      (2,724)
              Inventories                                  (417)       (575)
              Other current assets                          (13)       (174)
              Accounts payable                             (458)        238
              Other current liabilities                     (17)        254
                                                        -------     -------
    Net cash provided by operating activities             2,615          14
                                                        -------     -------
    Investing Activities:
      Acquisition, net of cash acquired                  (2,820)          -
      Purchases of available-for-sale investments             -      (2,500)
      Proceeds from sale and maturities of
        available-for-sale investments                    4,500       7,000
      Purchases of property, plant, and equipment          (374)       (674)
      Other                                                 (67)         91
                                                        -------     -------
    Net cash provided by investing activities             1,239       3,917
                                                        -------     -------
    Financing Activities:
      Net increase in notes payable                       1,076           -
      Net proceeds from issuance of Company common
        stock                                               231          94
      Repurchase of Company common stock                 (8,462)          -
      Other                                                (113)         29
                                                        -------     -------
    Net cash provided by (used in) financing
      activities                                         (7,268)        123
                                                        -------     -------
    Exchange Rate Effect on Cash                            145         105
                                                        -------     -------
    Increase (Decrease) in Cash and Cash Equivalents     (3,269)      4,159
    Cash and Cash Equivalents at Beginning of Period     17,874       8,651
                                                        -------     -------
    Cash and Cash Equivalents at End of Period          $14,605     $12,810
                                                        =======     =======



                                        6PAGE

                               THERMO VOLTEK CORP.

                                   (Unaudited)

                                                         Six Months Ended
                                                       ---------------------
                                                       June 28,    June 29,
    (In thousands)                                         1997        1996
    ------------------------------------------------------------------------
    Noncash Activities:
      Fair value of assets of acquired company          $ 4,807     $     -
      Cash paid for acquired company                     (3,248)          -
                                                        -------     -------
        Liabilities assumed of acquired company         $ 1,559     $     -
                                                        =======     =======
      Conversions of subordinated convertible
        obligations (includes $1,500 of related
        party debt in 1996)                             $   895     $12,530
                                                        =======     =======


    The accompanying notes are an integral part of these consolidated financial statements.





                                        7PAGE

                               THERMO VOLTEK CORP.

                   Notes to Consolidated Financial Statements


    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Voltek Corp. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 28, 1997, the results of operations for the three- and six-month periods ended June 28, 1997, and June 29, 1996, and the cash flows for the six-month periods ended June 28, 1997, and June 29, 1996. Interim results are not necessarily indicative of results for a full year.

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

    2.  Acquisition

        In April 1997, the Company acquired substantially all of the assets, subject to certain liabilities, of Milmega Ltd. for approximately $3.2 million in cash. Milmega primarily manufactures and markets microwave and radio frequency products and systems that are suitable for electromagnetic compatibility (EMC) testing, physics research, and communications, medical, and military applications.

        This acquisition has been accounted for using the purchase method of accounting, and Milmega's results of operations have been included in the accompanying financial statements from the date of acquisition. The cost of this acquisition exceeded the estimated fair value of the net assets acquired by approximately $2.6 million, which is being amortized over 40 years. Allocation of the purchase price was based on an estimate of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. Pro forma data is not presented since this acquisition was not material to the Company's results of operations.


                                        8PAGE

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

    Overview

        The Company designs, manufactures, and markets electromagnetic compatibility (EMC) testing instruments, high-voltage power-conversion systems, programmable power amplifiers, and radio frequency (RF) power amplifiers. The Company's KeyTek Instrument (KeyTek) division manufactures instruments that test for immunity to pulsed electromagnetic interference (pulsed EMI). Through its Universal Voltronics division, the Company manufactures high-voltage power-conversion systems that transform utility-supplied AC power into voltages and currents required by the user, while allowing precise control over the performance level desired for each application. The Company's Kalmus division manufactures RF power amplifiers and systems used to test products for immunity to conducted and radiated radio frequency interference (RFI) and in communications, medical, and research applications. Comtest Europe B.V. (Comtest) manufactures and distributes a range of EMC-related products, provides EMC consulting and systems-integration services, and manufactures specialized power supplies for telecommunications equipment. Acquired in July 1996, Pacific Power Source Corporation (Pacific Power) manufactures power conversion equipment for use in a variety of commercial applications and programmable power amplifiers that can be incorporated into EMC test equipment to assess tolerance to normal variances in the quality and quantity of AC voltage. Acquired in April 1997, Milmega Ltd. (Milmega) primarily manufactures and markets microwave and radio frequency products and systems that are suitable for EMC testing, physics research, and communications, medical, and military applications.

        The Company's strategy is to expand through a combination of internal product development and the acquisition of new businesses and technologies. As discussed above, the Company acquired Pacific Power in July 1996 and Milmega Ltd. in April 1997 (Note 2).

        The Company sells its products on a worldwide basis. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations.

                                        9PAGE

                               THERMO VOLTEK CORP.

    Results of Operations

    Second Quarter 1997 Compared With Second Quarter 1996

        Revenues were unchanged at $11.9 million in the second quarter of 1997 and 1996. Revenues in 1997 reflect the inclusion of $2.4 million in revenues from Pacific Power, acquired in July 1996, and Milmega, acquired in April 1997, offset by lower demand for EMC test products at Comtest, Kalmus, and to a lesser extent, KeyTek.

        The gross profit margin decreased to 46% in the second quarter of 1997 from 48% in the second quarter of 1996, primarily due to a decrease in the sale of certain higher-margin products at Comtest, offset in part by the inclusion of higher-margin revenues at Pacific Power.

        Selling, general, and administrative expenses as a percentage of revenues increased to 35% in the second quarter of 1997 from 30% in the second quarter of 1996, primarily due to $0.4 million of severance and related costs incurred at certain of the Company's business units, associated with reductions in personnel. In addition to these cost reductions, the Company is evaluating all its lines of business with the goal of improving profitability. The increase in selling, general, and administrative expenses as a percentage of revenues was also due to marginal increases in selling expenses combined with lower revenues at KeyTek and Kalmus. Research and development expenses increased to $1.0 million in 1997 from $0.8 million in 1996, primarily due to the inclusion of expenses at Pacific Power and Milmega.

        Interest income decreased to $0.3 million in the second quarter of 1997 from $0.5 million in the second quarter of 1996, primarily due to lower average invested balances. Interest expense decreased to $0.3 million in 1997 from $0.4 million in 1996, primarily due to conversions of the Company's subordinated convertible obligations.

        The effective tax rates were 38% and 23% in the second quarter of 1997 and 1996, respectively. The effective tax rate exceeded the statutory federal income tax rate in 1997 primarily due to the impact of state income taxes. The effective tax rate was below the statutory federal income tax rate in 1996 primarily due to utilization of net operating loss carryforwards, offset in part by the impact of state income taxes. As of December 28, 1996, the Company had no further net operating loss carryforwards.

    First Six Months 1997 Compared With First Six Months 1996

        Revenues decreased to $21.6 million in the first six months of 1997 from $22.5 million in the first six months of 1996, primarily due to decreased revenues at Comtest and KeyTek, offset in part by the inclusion of $4.2 million in revenues from Pacific Power and Milmega. The decline in revenues at Comtest and KeyTek resulted primarily from lower demand for EMC test products and, to a lesser extent, a decline in the component-reliability market for electrostatic discharge test equipment caused by a slowdown in capital expenditures by the semiconductor industry.
                                       10PAGE

                               THERMO VOLTEK CORP.

        The gross profit margin decreased to 45% in the first six months of 1997 from 49% in the first six months of 1996, primarily due to the sale of lower-margin products at Comtest, offset in part by the inclusion of higher-margin revenues at Pacific Power.

        Selling, general, and administrative expenses as a percentage of revenues increased to 38% in the first six months of 1997 from 30% in the first six months of 1996, primarily due to the decrease in revenues at Comtest and KeyTek, as well as $0.4 million of severance and related costs incurred at certain of the Company's business units, associated with reductions in personnel. Research and development expenses increased to $1.9 million in 1997 from $1.5 million in 1996, primarily due to the inclusion of expenses at Pacific Power and Milmega.

        Interest income decreased to $0.7 million in the first six months of 1997 from $1.0 million in the first six months of 1996, primarily due to lower average invested balances. Interest expense decreased to $0.6 million in 1997 from $0.8 million in 1996, primarily due to conversions of the Company's subordinated convertible obligations.

        The effective tax rates were 38% and 26% in the first six months of 1997 and 1996, respectively. The effective tax rate exceeded the statutory federal income tax rate in 1997 primarily due to the impact of state income taxes. The effective tax rate was below the statutory federal income tax rate in 1996 primarily due to utilization of net operating loss carryforwards, offset in part by the impact of state income taxes. As of December 28, 1996, the Company had no further net operating loss carryforwards.

    Liquidity and Capital Resources

        Consolidated working capital was $30.2 million at June 28, 1997, compared with $40.9 million at December 28, 1996. Included in working capital are cash, cash equivalents, and available-for-sale investments of $20.1 million at June 28, 1997, compared with $27.9 million at December 28, 1996. During the first six months of 1997, $2.6 million of cash was provided by operating activities, primarily due to a decrease in accounts receivable of $2.7 million as a result of improved collection efforts and a decrease in revenues.

        Excluding available-for-sale investments activity, the Company's investing activities in the first six months of 1997 consisted primarily of the acquisition of Milmega for $2.8 million in cash, net of cash acquired, and $0.4 million of expenditures for purchases of property, plant, and equipment. The Company expects to make capital expenditures of approximately $0.9 million during the remainder of 1997.

        In April 1997, the Company's Board of Directors authorized the repurchase, through April 17, 1998, of up to $10.0 million of Company common stock, to be funded from working capital. During the six months ended June 28, 1997, the Company expended $8.5 million under this authorization.

                                       11PAGE

                               THERMO VOLTEK CORP.

        Although the Company expects to have positive cash flow from its existing operations, the Company anticipates it will require significant amounts of cash for the possible acquisition of complementary businesses and technologies. While the Company currently has no agreement to make any acquisition, it expects that it will finance any acquisition through a combination of internal funds, additional debt or equity financing, and/or short-term borrowings from Thermo Electron Corporation or Thermedics Inc., although there is no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.


    PART II - OTHER INFORMATION

    Item 4 - Submission of Matters to a Vote of Security Holders

        On June 2, 1997, at the Annual Meeting of Shareholders, the shareholders elected six incumbent directors to a one-year term expiring in 1998. The Directors elected at the meeting were: Dr. Elias P. Gyftopoulos, Mr. William W. Hoover, Ms. Sandra L. Lambert, Mr. Theo Melas-Kyriazi, Mr. Peter Richman, and Mr. John W. Wood Jr. Each director, except for Dr. Gyftopoulos, received 8,200,958 shares voted in favor of his or her election and 27,548 shares voted against. Dr. Gyftopoulos received 8,200,777 shares voted in favor of his election and 27,729 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

        At the Annual Meeting, the shareholders also approved a proposal to amend the Company's equity incentive plan to reserve an additional 300,000 shares for issuance thereunder as follows: 8,109,659 shares were voted in favor of the proposal, 89,542 shares were voted against, and 29,305 shares abstained. No broker nonvotes were recorded on the proposal.

    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.




                                       12PAGE

                               THERMO VOLTEK CORP.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 4th day of August 1997.

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