Form 10-Q
period 1997-09-27
THERMO VOLTEK CORP
filed 1997-11-03
CIK 102138

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended September 27, 1997.

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

               Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                  Outstanding at September 27, 1997
         ----------------------------      ---------------------------------
         Common Stock, $.05 par value                  8,833,442
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                               THERMO VOLTEK CORP.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                September 27,  December 28,
    (In thousands)                                       1997          1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                       $15,718       $17,874
      Available-for-sale investments, at quoted
        market value (amortized cost of $3,021 and
        $10,011; includes $1,399 of related-party
        investments in 1996)                            3,022        10,067
      Accounts receivable, less allowances of $684
        and $587                                       10,391        12,123
      Inventories:
        Raw materials                                   4,634         4,835
        Work in process                                 4,333         3,097
        Finished goods                                  2,359         2,793
      Prepaid income taxes and other current assets     2,014         2,025
                                                      -------       -------
                                                       42,471        52,814
                                                      -------       -------

    Property, Plant, and Equipment, at Cost            10,400         9,739
      Less: Accumulated depreciation and amortization   6,544         5,588
                                                      -------       -------
                                                        3,856         4,151
                                                      -------       -------
    Other Assets                                          235           299
                                                      -------       -------
    Cost in Excess of Net Assets of Acquired
      Companies (Note 2)                               18,240        16,425
                                                      -------       -------
                                                      $64,802       $73,689
                                                      =======       =======



                                        2PAGE

                               THERMO VOLTEK CORP.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                September 27,  December 28,
    (In thousands except share amounts)                  1997          1996
    -----------------------------------------------------------------------
    Current Liabilities:
      Notes payable                                   $ 2,396       $ 1,666
      Accounts payable                                  3,176         3,718
      Accrued payroll and employee benefits             1,149         1,264
      Accrued income taxes                                955         1,244
      Accrued commissions                               1,040         1,063
      Accrued warranty costs                              656           472
      Other accrued expenses                            1,752         1,571
      Due to parent company and affiliates                963           901
                                                      -------       -------
                                                       12,087        11,899
                                                      -------       -------
    Subordinated Convertible Obligations
      (includes $10,000 of related-party debt)         18,450        19,345
                                                      -------       -------
    Shareholders' Investment:
      Common stock, $.05 par value, 25,000,000 shares
        authorized; 9,939,865 and 9,765,676 shares
        issued                                            497           488
      Capital in excess of par value                   38,687        37,762
      Retained earnings                                 4,538         4,284
      Treasury stock at cost, 1,106,423 and
         6,438 shares                                  (8,898)          (69)
      Cumulative translation adjustment                  (560)          (56)
      Net unrealized gain on available-for-sale
        investments                                         1            36
                                                      -------       -------
                                                       34,265        42,445
                                                      -------       -------
                                                      $64,802       $73,689
                                                      =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.


                                        3PAGE

                               THERMO VOLTEK CORP.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                    Three Months Ended
                                               ----------------------------
                                               September 27,  September 28,
    (In thousands except per share amounts)             1997           1996
    -----------------------------------------------------------------------
    Revenues                                         $11,132        $12,800
                                                     -------        -------
    Costs and Operating Expenses:
      Cost of revenues                                 6,149          6,470
      Selling, general, and administrative expenses    3,612          3,792
      Research and development expenses                  842          1,007
                                                     -------        -------
                                                      10,603         11,269
                                                     -------        -------

    Operating Income                                     529          1,531

    Interest Income                                      269            399
    Interest Expense (includes $151 and $177 to
      related party)                                    (289)          (297)
    Gain on Sale of Investments                          180              -
                                                     -------        -------
    Income Before Provision for Income Taxes             689          1,633
    Provision for Income Taxes                           262            439
                                                     -------        -------
    Net Income                                       $   427        $ 1,194
                                                     =======        =======
    Earnings per Share:
      Primary                                        $   .05        $   .13
                                                     =======        =======
      Fully diluted                                  $   .05        $   .10
                                                     =======        =======
    Weighted Average Shares:
      Primary                                          8,837          9,451
                                                     =======        =======
      Fully diluted                                   12,474         13,640
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.


                                        4PAGE

                               THERMO VOLTEK CORP.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                    Nine Months Ended
                                               ----------------------------
                                               September 27,  September 28,
    (In thousands except per share amounts)             1997           1996
    -----------------------------------------------------------------------
    Revenues                                         $32,736        $35,303
                                                     -------        -------
    Costs and Operating Expenses:
      Cost of revenues                                18,042         18,013
      Selling, general, and administrative expenses   11,850         10,572
      Research and development expenses                2,712          2,538
                                                     -------        -------
                                                      32,604         31,123
                                                     -------        -------

    Operating Income                                     132          4,180

    Interest Income                                      967          1,393
    Interest Expense (includes $453 and $530 to
      related party)                                    (869)        (1,134)
    Gain on Sale of Investments                          180              -
                                                     -------        -------
    Income Before Provision for Income Taxes             410          4,439
    Provision for Income Taxes                           156          1,176
                                                     -------        -------
    Net Income                                       $   254        $ 3,263
                                                     =======        =======
    Earnings per Share:
      Primary                                        $   .03        $   .38
                                                     =======        =======
      Fully diluted                                  $   .03        $   .28
                                                     =======        =======
    Weighted Average Shares:
      Primary                                          9,297          8,560
                                                     =======        =======
      Fully diluted                                    9,438         13,639
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.


                                        5PAGE

                               THERMO VOLTEK CORP.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                     Nine Months Ended
                                                ----------------------------
                                                September 27, September 28,
    (In thousands)                                       1997          1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                      $   254       $ 3,263
      Adjustments to reconcile net income to
        net cash provided by operating activities:
          Depreciation and amortization                 1,433         1,287
          Provision for losses on accounts receivable     144            80
          Gain in sale of investments                    (180)            -
          Changes in current accounts, excluding the
            effects of acquisitions:
              Accounts receivable                       1,848        (1,901)
              Inventories                                 (93)         (764)
              Other current assets                        201            46
              Accounts payable                           (678)         (266)
              Other current liabilities                  (900)         (204)
                                                      -------       -------
    Net cash provided by operating activities           2,029         1,541
                                                      -------       -------

    Investing Activities:
      Acquisitions, net of cash acquired               (2,820)       (6,040)
      Purchases of available-for-sale investments           -        (5,500)
      Proceeds from sale and maturities of
        available-for-sale investments                  6,980        18,009
      Purchases of property, plant, and equipment        (557)       (1,331)
      Other                                              (125)           42
                                                      -------       -------
    Net cash provided by investing activities           3,478         5,180
                                                      -------       -------
    Financing Activities:
      Net increase (decrease) in notes payable            943           (31)
      Net proceeds from issuance of Company common
        stock                                             293           124
      Repurchase of Company common stock               (8,955)            -
      Other                                              (113)            -
                                                      -------       -------
    Net cash provided by (used in) financing
      activities                                       (7,832)           93
                                                      -------       -------
    Exchange Rate Effect on Cash                          169          (177)
                                                      -------       -------
    Increase (Decrease) in Cash and Cash Equivalents   (2,156)        6,637
    Cash and Cash Equivalents at Beginning of Period   17,874         8,651
                                                      -------       -------
    Cash and Cash Equivalents at End of Period        $15,718       $15,288
                                                      =======       =======


                                        6PAGE

                               THERMO VOLTEK CORP.

                                   (Unaudited)

                                                     Nine Months Ended
                                                ----------------------------
                                               September 27,  September 28,
    (In thousands)                                      1997           1996
    ------------------------------------------------------------------------
    Noncash Activities:
      Fair value of assets of acquired companies     $ 4,807        $ 7,048
      Cash paid for acquired companies                (3,248)        (6,300)
                                                     -------        -------
        Liabilities assumed of acquired companies    $ 1,559        $   748
                                                     =======        =======
      Conversions of subordinated convertible
        obligations (includes $1,500 of related-
        party debt in 1996)                          $   895        $15,590
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.














                                        7PAGE

                               THERMO VOLTEK CORP.

                   Notes to Consolidated Financial Statements


    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Voltek Corp. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 27, 1997, the results of operations for the three- and nine-month periods ended September 27, 1997, and September 28, 1996, and the cash flows for the nine-month periods ended September 27, 1997, and September 28, 1996. Interim results are not necessarily indicative of results for a full year.

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

    2.  Acquisition

        In April 1997, the Company acquired substantially all of the assets, subject to certain liabilities, of Milmega Ltd. for approximately $3.2 million in cash. Milmega primarily manufactures and markets microwave amplifiers that are suitable for electromagnetic compatibility (EMC) testing, physics research, and communications, medical, and military applications.

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

    Overview

        The Company designs, manufactures, and markets electromagnetic compatibility (EMC) test instruments, high-voltage power-conversion systems, programmable power amplifiers, and radio frequency (RF) power amplifiers. The Company's KeyTek Instrument (KeyTek) division manufactures instruments that test for immunity to pulsed electromagnetic interference (pulsed EMI) and systems for reliability testing and characterization of semiconductor devices. Through its Universal Voltronics division, the Company manufactures high-voltage power-conversion systems that transform utility-supplied AC power into voltages and currents required by the user, while allowing precise control over the performance level desired for each application. The Company's Kalmus division manufactures RF power amplifiers and systems used to test products for immunity to conducted and radiated radio frequency interference (RFI) and in communications, medical, and research applications. Comtest Europe B.V. (Comtest) distributes a range of EMC-related products, provides EMC consulting and systems-integration services, and manufactures specialized power supplies for telecommunications equipment. Acquired in July 1996, Pacific Power Source Corporation (Pacific Power) manufactures power conversion equipment for use in a variety of commercial applications and programmable power amplifiers that can be incorporated into EMC test equipment to assess tolerance to normal variances in the quality and quantity of AC voltage. Acquired in April 1997, Milmega Ltd. (Milmega) primarily manufactures and markets microwave amplifiers that are suitable for EMC testing, physics research, and communications, medical, and military applications. In October 1997, the Company established its Global Power Systems division to market specialized power products, particularly for use in boating and marine applications.

        The Company's strategy is to expand through a combination of internal product development and the acquisition of new businesses and technologies. As discussed above, the Company acquired Pacific Power in July 1996 and Milmega Ltd. in April 1997 (Note 2).

                                        9PAGE

                               THERMO VOLTEK CORP.

         The Company sells its products on a worldwide basis. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations.

    Results of Operations

    Third Quarter 1997 Compared With Third Quarter 1996

        Revenues decreased to $11.1 million in the third quarter of 1997 from $12.8 million in the third quarter of 1996, primarily due to lower demand for the Company's EMC test products, offset in part by an increase in revenues of $0.7 million due to the acquisition of Milmega in April 1997.

        The gross profit margin decreased to 45% in the third quarter of 1997 from 49% in the third quarter of 1996, primarily due to a decrease in the sale of certain higher-margin EMC test products, as well as the effect of the Company's decrease in total revenues, offset in part by a nonrecurring expense adjustment of $0.1 million in 1996, for inventory revalued at the time of the Pacific Power acquisition.

        Selling, general, and administrative expenses as a percentage of revenues increased to 32% in the third quarter of 1997 from 30% in the third quarter of 1996, primarily due to the effect of the Company's decrease in revenues, offset in part by the effect of the acquisition of Milmega, which has lower costs as a percentage of revenues. Research and development expenses decreased to $0.8 million in 1997 from $1.0 million in 1996, primarily due to the completed development of certain new products in the third and fourth quarters of 1996, offset in part by an increase of $0.1 million related to the acquisition of Milmega.

        Interest income decreased to $0.3 million in the third quarter of 1997 from $0.4 million in the third quarter of 1996, primarily due to lower average invested balances. Interest expense was $0.3 million in both periods.

        The Company recognized a gain of $0.2 million from the sale of available-for-sale investments in the third quarter of 1997.

        The effective tax rates were 38% and 27% in the third quarter of 1997 and 1996, respectively. The effective tax rate exceeded the statutory federal income tax rate in 1997, primarily due to the impact of state income taxes. The effective tax rate was below the statutory federal income tax rate in 1996, primarily due to utilization of net operating loss carryforwards, offset in part by the impact of state income taxes. As of December 28, 1996, the Company had no further net operating loss carryforwards.

                                       10PAGE

                               THERMO VOLTEK CORP.

    First Nine Months 1997 Compared With First Nine Months 1996

        Revenues decreased to $32.7 million in the first nine months of 1997 from $35.3 million in the first nine months of 1996, primarily due to lower demand for the Company's EMC test products, including a decline in the component-reliability market for electrostatic discharge (ESD) test equipment, caused by a slowdown in capital expenditures by the semiconductor industry. These decreases in revenues were offset in part by an increase in revenues of $4.8 million due to the acquisitions of Pacific Power in July 1996 and Milmega in April 1997.

        The gross profit margin decreased to 45% in the first nine months of 1997 from 49% in the first nine months of 1996, primarily due to a decrease in the sale of certain higher-margin EMC test products, as well as the effect of the Company's decrease in total revenues, offset in part by the inclusion of higher-margin revenues at Pacific Power for the full nine-month period in 1997.

        Selling, general, and administrative expenses as a percentage of revenues increased to 36% in the first nine months of 1997 from 30% in the first nine months of 1996, primarily due to the effect of the Company's decrease in revenues, offset in part by the effect of the acquisitions of Pacific Power and Milmega, which have lower costs as a percentage of revenues. In addition, during the second quarter of 1997, the Company incurred $0.4 million of severance and related costs associated with reductions in personnel, as part of a continuing evaluation of its lines of business, with the goal of improving profitability. Research and development expenses increased to $2.7 million in 1997 from $2.5 million in 1996, primarily due to an increase of $0.4 million related to the acquisitions of Pacific Power and Milmega, offset in part by the completed development of certain new products in the third and fourth quarters of 1996.

        Interest income decreased to $1.0 million in the first nine months of 1997 from $1.4 million in the first nine months of 1996, primarily due to lower average invested balances. Interest expense decreased to $0.9 million in 1997 from $1.1 million in 1996, primarily due to conversions of the Company's subordinated convertible obligations.

        The effective tax rates were 38% and 26% in the first nine months of 1997 and 1996, respectively. The effective tax rate exceeded the statutory federal income tax rate in 1997, primarily due to the impact of state income taxes. The effective tax rate was below the statutory federal income tax rate in 1996, primarily due to utilization of net operating loss carryforwards, offset in part by the impact of state income taxes. As of December 28, 1996, the Company had no further net operating loss carryforwards.

                                       11PAGE

                               THERMO VOLTEK CORP.


    Liquidity and Capital Resources

        Consolidated working capital was $30.4 million at September 27, 1997, compared with $40.9 million at December 28, 1996. Included in working capital are cash, cash equivalents, and available-for-sale investments of $18.7 million at September 27, 1997, compared with $27.9 million at December 28, 1996. During the first nine months of 1997, $2.0 million of cash was provided by operating activities, primarily due to a decrease in accounts receivable of $1.8 million as a result of improved collection efforts and a decrease in revenues.

        Excluding available-for-sale investments activity, the Company's investing activities in the first nine months of 1997 consisted primarily of the acquisition of Milmega for $2.8 million in cash, net of cash acquired, and $0.6 million of expenditures for purchases of property, plant, and equipment. The Company expects to make capital expenditures of approximately $0.5 million during the remainder of 1997.

        The Company's financing activities used $7.8 million of cash during the first nine months of 1997. In April 1997, the Company's Board of Directors authorized the repurchase, through April 17, 1998, of up to $10.0 million of Company common stock, to be funded from working capital. During the first nine months of 1997, the Company expended $9.0 million under this authorization.

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


                                       12PAGE

                               THERMO VOLTEK CORP.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 3rd day of November 1997.

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