Form 10-K
period 1998-01-03
THERMO VOLTEK CORP
filed 1998-03-16
CIK 102138

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   -------------------------------------------

                                    FORM 10-K
    (mark one)
    [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the fiscal year ended January 3, 1998

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ] Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 30, 1998, was approximately $14,630,000.

    As of January 30, 1998, the Registrant had 8,839,370 shares of Common Stock outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Shareholders for the year ended January 3, 1998, are incorporated by reference into Parts I and II.

    Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 1998, are incorporated by reference into Part III.
PAGE

                                     PART I

    Item 1. Business
            --------

    (a) General Development of Business
        -------------------------------

        Thermo Voltek Corp. (the Company or the Registrant) designs, manufactures, and markets test instruments and a range of products related to power amplification, conversion, and quality. The Company's test instruments simulate pulsed electromagnetic interference (pulsed
    EMI), radio frequency interference (RFI), and changes in AC voltage, to allow manufacturers of electronic systems and integrated circuits to test for electromagnetic compatibility (EMC), to ensure product quality and to meet certain regulatory requirements. The Company also provides EMC consulting and systems-integration services and distributes EMC-related products. The Company's power products include radio frequency (RF) and microwave power amplifiers, power-conversion equipment, and high-voltage and application-specific power supplies. These power products are used in communications, broadcast, research, and medical imaging applications. In July 1996, the Company acquired Pacific Power Source Corporation, a manufacturer of power-conversion equipment and programmable power amplifiers. In April 1997, the Company acquired Milmega Ltd., a manufacturer of microwave amplifiers. During 1997, the Company experienced lower demand for its EMC test products, due to the declining influence of IEC 801, the European Union directive on electromagnetic compatibility that took effect January 1, 1996, and, to a lesser extent, a decline in the component-reliability market for ESD test equipment that resulted from a slowdown in capital expenditures by the semiconductor industry. Due in part to these developments, during 1997 the Company implemented certain operational, organizational, and personnel changes.

        The Company was originally incorporated in 1960 under the name Universal Voltronics Corp. Thermedics Inc., a publicly traded subsidiary of Thermo Electron Corporation, acquired a controlling interest in the Company's common stock in March 1990. In November 1992, the Company's name was changed to Thermo Voltek Corp. As of January 3, 1998, Thermedics owned 5,771,208 shares of the Company's common stock, representing 65% of such stock outstanding. In addition to the Company's products, Thermedics develops, manufactures, and markets product quality-assurance systems, precision-weighing and inspection equipment, electrochemistry and microweighing products, security devices, and moisture-analysis systems, as well as implantable heart-assist systems, whole blood coagulation testing equipment, skin-incision devices, and other biomedical products. As of January 3, 1998, Thermo Electron owned 238,200 shares of the Company's common stock, representing 3% of such stock outstanding, including 186,500 shares that were purchased during 1997* in the open market for a total purchase price of $1,777,000. Thermo Electron provides analytical and monitoring instruments; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; paper recycling and papermaking equipment; alternative-energy systems; industrial process equipment; and other specialized products. Thermo Electron also provides a range of services that include industrial

    * References to 1997, 1996, and 1995 herein are for the fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995, respectively.
                                        2PAGE
    outsourcing, particularly in environmental-liability management, laboratory analysis, and metallurgical processing; and conducts advanced-technology research and development.

        Thermedics intends, for the foreseeable future, to maintain at least 50% ownership of the Company. This may require the purchase by Thermedics of additional shares (or convertible notes that are then converted) of the Company from time to time as the number of outstanding shares of the Company increases. These or any other purchases by Thermedics may be made either in the open market or directly from the Company or Thermo Electron or pursuant to conversions of the subordinated convertible notes issued by the Company to Thermedics. During 1997, Thermedics purchased 799,875 shares of the Company's common stock in the open market for a total purchase price of $7,376,000. See Notes 4 and 8 to Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders for a description of outstanding stock options and convertible obligations issued by the Company.

    Forward-looking Statements

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1997 Annual Report to Shareholders, which statements are incorporated herein by reference.

    (b) Financial Information About Industry Segments
        ---------------------------------------------

        The Company conducts business in one industry segment.

    (c) Description of Business
        -----------------------

        The Company designs, manufactures, and markets test instruments and a range of products related to power amplification, conversion, and quality. The Company's test instruments simulate pulsed electromagnetic interference (pulsed EMI), radio frequency interference (RFI), and changes in AC voltage, to allow manufacturers of electronic systems and integrated circuits to test for electromagnetic compatibility (EMC). These products are used in the product-development, design-verification, and quality-assurance stages, enabling customers to optimize performance, reliability, and safety in the final design, and to meet industry standards and regulatory requirements, including a European Union (EU) directive that took effect in January 1996. The Company's power products include radio frequency (RF) and microwave power amplifiers, power-conversion equipment, and high-voltage and application-specific power supplies. These power products are used in communications, broadcast, research, and medical imaging applications.

                                        3PAGE

        The Company's testing instruments fall into two main categories: (1) equipment to test completed electronic products, and (2) equipment to test individual electronic components such as integrated circuits.

        Product Testing Equipment. The Company's EMC testing systems for electronic products simulate pulsed EMI - including RFI, disturbances in electrical power, and natural and man-made phenomena such as lightning and static electricity - to allow manufacturers to check for resistance to these and other forms of potentially troublesome electronic pollution. These systems perform both immunity and emissions testing - to verify that completed electronic products are not only immune to EMI, but also that they are not emitting EMI. The Company's KeyTek Instrument division's ECAT(R) system integrates comprehensive pulsed EMI and power-quality failure simulation and testing with built-in diagnostic capabilities. KeyTek also offers a range of lower-cost instruments designed to test completed products for a particular type of pulsed EMI. KeyTek also manufactures the G-Strip, an RFI immunity tester that analyzes how effectively electronics resist the effects of radio frequency emitted by other electronic devices.

        Component-reliability Testing Equipment. KeyTek also manufactures EMC testing instruments that allow manufacturers to test electronic components and subassemblies, particularly integrated circuits and printed circuit boards, for immunity to electrostatic discharge (ESD) and electrical overstress (EOS). These products expose integrated circuits and printed circuit boards to controlled and repeatable stress levels, thereby determining their ability to withstand ESD and EOS.
    These products also simulate the damage that can occur during normal handling or operating procedures associated with the manufacturing, testing, and transportation of such components.

        The Company also provides EMC consulting and distribution services. Through its Comtest subsidiary, the Company distributes EMC-testing products for pulsed EMI and RFI immunity and emissions testing; provides a wide range of testing, consulting, training, and systems-integration services; and designs EMC test facilities. The Company also provides on-site management and service, and maintains testing and training facilities, at Comtest's Netherlands headquarters.

        The Company's power products, described below, have applications in both EMC and non-EMC areas. These include RF and microwave power amplifiers, power-conversion equipment, and high-voltage and application-specific power supplies.

        Power Amplifiers. Through its Kalmus Engineering and Milmega Ltd. divisions, the Company manufactures RF and microwave power amplifiers that have applications in EMC testing and other areas. When used in EMC test applications, the RF power amplifiers manufactured by Kalmus test products for immunity to conducted and radiated RFI. They are also suitable for a variety of laboratory and research applications where precise control over power level and frequency are required; in medical imaging applications; and in wireless communications applications, broadcasting, and mobile data communications. Milmega, acquired in April 1997, designs and manufactures both RF and microwave power amplifiers.

                                        4PAGE

    Microwave power amplifiers have frequencies of one gigaHertz and above. Milmega's products are suitable for EMC test and other areas, including research, communications, medical, and military applications.

        Power-conversion Equipment. The Company's Pacific Power Source Corporation division manufactures programmable power amplifiers that can be incorporated into EMC test equipment to assess how well electronics tolerate normal variations in the quality and quantity of AC voltage. These amplifiers are also used in other kinds of testing equipment and in application-specific power supplies. In October 1997, the Company established a new division, Global Power Systems, to market specialized power products, particularly for use in marine applications. Its initial product line is a family of dock-to-yacht power systems that convert power from an onshore source anywhere in the world to the voltage, phase, and frequency required by luxury yachts.

        High-voltage Power Supplies. Through its Universal Voltronics division, the Company designs, manufactures, and markets high-voltage power supplies, modulators, and related high-voltage equipment for industrial, medical, and security processes, and defense and scientific research applications. These systems transform utility-supplied AC power into the DC voltages and currents required by the user and allow precise control over the performance level desired for each application.

    Raw Materials

        A number of the components of the Company's EMC-testing products are supplied by sole-source vendors. Although the Company has not experienced significant difficulty in obtaining adequate supplies from these vendors, and believes that it would be able to identify alternate suppliers if necessary, there can be no assurance that the unanticipated loss of a single vendor would not result in delays in shipments or in the introduction of new products.

    Backlog

        The Company's backlog of firm orders is measured by the amount of unshipped orders and, with respect to long-term contracts, the amount of the contract reduced by the revenue that has been recognized to date on a percentage-of-completion basis. Certain of these orders are cancellable by the customer upon payment of a cancellation charge. The Company's backlog was $10.2 million and $10.3 million as of January 3, 1998, and December 28, 1996, respectively. The Company believes that substantially all of the backlog at January 3, 1998, will be shipped or completed during the next 12 months.


                                        5PAGE

    Competition

        The Company is a leading supplier of EMC testing equipment. There are numerous companies worldwide that independently manufacture and market pulsed EMC test equipment for electronic products, and several more that independently manufacture and market component-reliability test equipment. The Company competes in this market primarily on the basis of performance, technical expertise, reputation, and price.

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

    Research and Development

        Research and development expenses for the Company were $3,620,000, $3,618,000, and $2,349,000 in 1997, 1996, and 1995, respectively.

    Environmental Protection Regulations

        The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

    Number of Employees

        As of January 3, 1998, the Company employed 278 people. Except for seven employees at Universal Voltronics, none of the Company's employees is represented by a union. The Company believes that relations with its employees are good.

    (d) Financial Information About Exports by Domestic Operations and
        --------------------------------------------------------------
        About Foreign Operations
        ------------------------

        Financial information about exports by domestic operations and about foreign operations is summarized in Note 11 to Consolidated Financial Statements in the Registrant's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.


                                        6PAGE

    (e) Executive Officers of the Registrant
        ------------------------------------

                                       Present Title (Year First Became
        Name                      Age  Executive Officer)
        ------------------------  ---  --------------------------------
        John W. Wood Jr.          54   Chairman of the Board and Chief
                                         Executive Officer (1990)
        Colin I.W. Baxter         66   President and Chief Operating
                                         Officer (1997)
        John N. Hatsopoulos       63   Chief Financial Officer (1990)
        Paul F. Kelleher          55   Chief Accounting Officer (1990)

        Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until his earlier resignation, death, or removal. Messrs. Wood, Hatsopoulos, and Kelleher have held comparable positions for at least five years either with the Company, Thermedics, or Thermo Electron. Mr. Baxter has been President and Chief Operating Officer of the Company since January 1997. Mr. Baxter has been President of the Company's Kalmus division since May 1995, and from July 1996 to January 1997 was President of the Company's Pacific Power division. Prior to joining the Company, Mr. Baxter was President and Chief Executive Officer of Dranetz Technologies, Inc., a designer and manufacturer of electronic instruments for measuring and monitoring electrical power quality, demand, and sequence of events recorders. Mr. Wood is a Senior Vice President of Thermo Electron and the Chairman of the Board of Thermedics but devotes such portion of his time to the affairs of the Company as the Company's needs reasonably require. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron but devote such time to the affairs of the Company as the Company's needs reasonably require.

    Item 2. Properties
            ----------

        The Company owns approximately 45,000 square feet of office, engineering, laboratory, and production space in Mount Kisco, New York, and leases approximately 110,000 square feet of office, engineering, laboratory, and production space under leases expiring from 1998 to 2010, principally in Massachusetts, Washington, California, The Netherlands, the United Kingdom, and Italy. The Company believes that these facilities are in good condition and are suitable and adequate for its present operations, and that suitable space is readily available if any of such leases are not extended.

    Item 3. Legal Proceedings
            -----------------

        Not applicable.


    Item 4. Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

        Not applicable.

                                        7PAGE

                                     PART II

    Item 5. Market for Registrant's Common Equity and Related Stockholder
            -------------------------------------------------------------
            Matters
            -------

        Information concerning the market and market price for the Registrant's common stock, $.05 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 6. Selected Financial Data
            -----------------------

        The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 7. Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 8. Financial Statements and Supplementary Data
            -------------------------------------------

        The Registrant's Consolidated Financial Statements as of January 3, 1998, and Supplementary Data are included in the Registrant's 1997 Annual Report to Shareholders and are incorporated herein by reference.

    Item 9. Changes in and Disagreements with Accountants on Accounting and
            ---------------------------------------------------------------
            Financial Disclosure
            --------------------

        Not applicable.




                                        8PAGE

                                    PART III

    Item 10. Directors and Executive Officers of the Registrant
             --------------------------------------------------

        The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to
    Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

    Item 11. Executive Compensation
             ----------------------

        The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

    Item 12. Security Ownership of Certain Beneficial Owners and Management
             --------------------------------------------------------------

        The information required under this item is incorporated herein by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

    Item 13. Certain Relationships and Related Transactions
             ----------------------------------------------

        The information required under this item is incorporated herein by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.





                                        9PAGE

                                     PART IV

    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
             ----------------------------------------------------------------

       (a,d) Financial Statements and Schedules
             ----------------------------------

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

             List of Financial Statements and Schedules Referenced in this
             -------------------------------------------------------------
             Item 14
             -------

             Information incorporated by reference from Exhibit 13 filed herewith:

                 Consolidated Statement of Income
                 Consolidated Balance Sheet
                 Consolidated Statement of Cash Flows
                 Consolidated Statement of Shareholders' Investment Notes to Consolidated Financial Statements
                 Report of Independent Public Accountants

             Financial Statement Schedules filed herewith:

                 Schedule II: Valuation and Qualifying Accounts

             All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

         (b)Reports on Form 8-K
            -------------------

            None.

         (c)Exhibits
            --------

            See Exhibit Index on the page immediately preceding exhibits.




                                       10PAGE

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date: March 16, 1998               THERMO VOLTEK CORP.



                                       By: John W. Wood Jr.
                                           -----------------------
                                           John W. Wood Jr.
                                           Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, as of March 16, 1998.

    Signature                          Title
    ---------                          -----


    By: John W. Wood Jr.           Chairman of the Board, Chief Executive
        -------------------------       Officer, and Director
        John W. Wood Jr.

    By: John N. Hatsopoulos        Chief Financial Officer and Senior
        -------------------------       Vice President
        John N. Hatsopoulos

    By: Paul F. Kelleher           Chief Accounting Officer
        -------------------------
        Paul F. Kelleher

    By  Elias P. Gyftopoulos       Director
        -------------------------
        Elias P. Gyftopoulos

    By: William W. Hoover          Director
        -------------------------
        William W. Hoover

    By: Sandra L. Lambert          Director
        -------------------------
        Sandra L. Lambert

    By: Theo Melas-Kyriazi         Director
        -------------------------
        Theo Melas-Kyriazi

    By: Peter Richman              Director
        -------------------------
        Peter Richman

                                       11PAGE

                    Report of Independent Public Accountants

    To the Shareholders and Board of Directors of Thermo Voltek Corp.:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Voltek Corp.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 12, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 10 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                            Arthur Andersen LLP



    Boston, Massachusetts
    February 12, 1998










                                       12PAGE

   SCHEDULE II

                               THERMO VOLTEK CORP.
                        Valuation and Qualifying Accounts
                                 (In thousands)


                         Balance  Provision
                              at    Charged   Accounts                Balance
                       Beginning         to    Written                 at End
   Description           of Year    Expense        Off      Other (a) of Year
   ---------------------------------------------------------------------------
   Allowance for
     Doubtful Accounts

   Year Ended
     January 3, 1998        $587       $326      $(90)       $(24)       $799

   Year Ended
     December 28, 1996      $446       $103      $(11)       $ 49        $587

   Year Ended
     December 30, 1995      $343       $135      $(51)       $ 19        $446

   (a)Allowances of businesses acquired during the year as described in Note 3 to Consolidated Financial Statements in the Registrant's 1997 Annual Report to Shareholders and the effect of foreign currency translation.





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

     10.7 Amended and Restated Master Repurchase Agreement dated as of July 2, 1996, between the Registrant and Thermo Electron (filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 [File No. 1-10574] and incorporated herein by reference).

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

    10.21         Equity Incentive Plan of the Registrant (filed as Exhibit
                  10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 [File No. 1-10574] and incorporated herein by reference).

                  In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron and Thermedics for services rendered to the Registrant or such affiliated corporations. The terms of such plans are substantially the same as those of the Registrant's Equity Incentive Plan.

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

      10.25 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated December 18, 1997, between the Company and Thermo Electron.

      10.26 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated December 18, 1997, between the Company and Thermedics.

     13 Annual Report to Shareholders for the year ended January 3, 1998 (only those portions incorporated herein by reference).

     21           Subsidiaries of the Registrant.

     23           Consent of Arthur Andersen LLP.

     27.1         Financial Data Schedule for the year ended January 3, 1998.

     27.2         Financial Data Schedule for the quarter ended March 30,
                   1996 (restated for the adoption of SFAS No. 128).