Form 10-Q
period 1998-04-04
THERMO VOLTEK CORP
filed 1998-05-08
CIK 102138

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                     ---------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended April 4, 1998.

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

       Registrant's telephone number, including area code: (781) 622-1000

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
           requirements for the past 90 days. Yes [ X ] No [   ]

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                    Outstanding at May 1, 1998
         ----------------------------        --------------------------
         Common Stock, $.05 par value                 8,673,308
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements
    -----------------------------

                               THERMO VOLTEK CORP.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     April 4,    January 3,
    (In thousands)                                       1998          1998
    -----------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents (includes $13,279
        and $13,744 under repurchase agreement with
        affiliated company)                           $14,159       $14,608
      Available-for-sale investments, at quoted
        market value (amortized cost of $1,506 and
        $3,041)                                         1,506         3,041
      Accounts receivable, less allowances of $867
        and $799                                       10,607        10,388
      Inventories:
        Raw materials                                   5,147         5,100
        Work in process                                 4,215         4,089
        Finished goods                                  2,313         1,792
      Prepaid income taxes and other current assets     2,048         1,999
                                                      -------       -------
                                                       39,995        41,017
                                                      -------       -------
    Property, Plant, and Equipment, at Cost            10,747        10,637
      Less: Accumulated depreciation and amortization   7,312         6,955
                                                      -------       -------
                                                        3,435         3,682
                                                      -------       -------
    Long-term Prepaid Income Taxes and Other Assets       497           539
                                                      -------       -------
    Cost in Excess of Net Assets of Acquired
      Companies                                        18,017        18,058
                                                      -------       -------

                                                      $61,944       $63,296
                                                      =======       =======

                                        2PAGE

                               THERMO VOLTEK CORP.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                     April 4,    January 3,
    (In thousands except share amounts)                  1998          1998
    -----------------------------------------------------------------------
    Current Liabilities:
      Notes payable                                   $ 2,937       $ 2,376
      Accounts payable                                  3,092         3,194
      Accrued payroll and employee benefits             1,215         1,159
      Accrued commissions                               1,187         1,080
      Accrued warranty costs                              611           624
      Other accrued expenses                            2,422         2,027
      Due to parent company and affiliated companies    1,177           694
                                                      -------       -------
                                                       12,641        11,154
                                                      -------       -------
    Subordinated Convertible Obligations
      (includes $10,000 of related-party debt)         15,250        17,750
                                                      -------       -------
    Shareholders' Investment:
      Common stock, $.05 par value, 25,000,000 shares
        authorized; 9,939,865 shares issued               497           497
      Capital in excess of par value                   38,713        38,799
      Retained earnings                                 5,074         4,563
      Treasury stock at cost, 1,269,257 and
        1,098,912 shares                               (9,643)       (8,836)
      Accumulated other comprehensive items              (588)         (631)
                                                      -------       -------
                                                       34,053        34,392
                                                      -------       -------
                                                      $61,944       $63,296
                                                      =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                               THERMO VOLTEK CORP.

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                       Three Months Ended
                                                     ----------------------
                                                     April 4,     March 29,
    (In thousands except per share amounts)              1998          1997
    -----------------------------------------------------------------------
    Revenues                                          $11,440       $ 9,716
                                                      -------       -------
    Costs and Operating Expenses:
      Cost of revenues                                  6,218         5,451
      Selling, general, and administrative expenses     3,607         4,064
      Research and development expenses                   793           847
                                                      -------       -------
                                                       10,618        10,362
                                                      -------       -------
    Operating Income (Loss)                               822          (646)

    Interest Income                                       249           393
    Interest Expense (includes $151 to related party)    (287)         (284)
    Other Income                                           69             -
                                                      -------       -------
    Income (Loss) Before Income Taxes                     853          (537)
    Income Tax Provision (Benefit)                        342          (204)
                                                      -------       -------
    Net Income (Loss)                                 $   511       $  (333)
                                                      =======       =======

    Earnings (Loss) per Share (Note 3):
      Basic                                           $   .06       $  (.03)
                                                      =======       =======
      Diluted                                         $   .05       $  (.03)
                                                      =======       =======

    Weighted Average Shares (Note 3):
      Basic                                             8,762         9,832
                                                      =======       =======
      Diluted                                          12,235         9,832
                                                      =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                               THERMO VOLTEK CORP.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                        Three Months Ended
                                                     -----------------------
                                                     April 4,     March 29,
    (In thousands)                                       1998          1997
    ------------------------------------------------------------------------
    Operating Activities:
      Net income (loss)                               $   511       $  (333)
      Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
          Depreciation and amortization                   549           490
          Provision for losses on accounts receivable      21            97
          Other                                           (78)            -
          Changes in current accounts:
             Accounts receivable                         (279)        1,458
             Inventories                                 (708)         (403)
             Other current assets                         (49)         (187)
             Accounts payable                             (77)         (391)
             Other current liabilities                  1,003          (402)
                                                      -------       -------
    Net cash provided by operating activities             893           329
                                                      -------       -------
    Investing Activities:
      Proceeds from sale and maturities of
        available-for-sale investments                  1,500         2,000
      Purchases of property, plant, and equipment        (157)         (258)
      Other                                                35           (43)
                                                      -------       -------
    Net cash provided by investing activities           1,378         1,699
                                                      -------       -------
    Financing Activities:
      Net increase in notes payable                       627           654
      Net proceeds from issuance of Company common
        stock                                              64            78
      Repurchase of Company common stock and
        long-term obligations                          (3,457)            -
                                                      -------       -------
    Net cash provided by (used in) financing
      activities                                       (2,766)          732
                                                      -------       -------
    Exchange Rate Effect on Cash                           46            80
                                                      -------       -------
    Increase (Decrease) in Cash and Cash Equivalents     (449)        2,840
    Cash and Cash Equivalents at Beginning of Period   14,608        17,874
                                                      -------       -------
    Cash and Cash Equivalents at End of Period        $14,159       $20,714
                                                      =======       =======

    Noncash Activities:
      Conversions of subordinated convertible
        obligations                                   $     -       $   895
                                                      =======       =======

    The accompanying notes are an integral part of these consolidated financial statements.

                                        5PAGE

                               THERMO VOLTEK CORP.

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Voltek Corp. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 4, 1998, and the results of operations and cash flows for the three-month periods ended April 4, 1998, and March 29, 1997. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of January 3, 1998, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, filed with the Securities and Exchange Commission.

    2.  Comprehensive Income

        During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items" which represent certain amounts that are reported as components of shareholders' investment in the Company's balance sheet, including foreign currency translation adjustments and any unrealized net of tax gains and losses from available-for-sale investments. During the first quarter of 1998 and 1997, the Company had comprehensive income of $554,000 and a comprehensive loss of $844,000, respectively.

                                        6PAGE

                               THERMO VOLTEK CORP.

    3.  Earnings (Loss) per Share

    Basic and diluted earnings (loss) per share were calculated as follows:

                                                        Three Months Ended
                                                       --------------------
                                                       April 4,   March 29,
    (In thousands except per share amounts)                1998        1997
    -----------------------------------------------------------------------
    Basic
    Net income (loss)                                   $   511     $  (333)
                                                        -------     -------
    Weighted average shares                               8,762       9,832
                                                        -------     -------
    Basic earnings (loss) per share                     $   .06     $  (.03)
                                                        =======     =======

    Diluted
    Net income (loss)                                   $   511     $  (333)
    Effect of convertible obligations                       133           -
                                                        -------     -------
    Income (loss) available to common shareholders,
      as adjusted                                       $   644     $  (333)
                                                        -------     -------
    Weighted average shares                               8,762       9,832
    Effect of:
      Convertible obligations                             3,428           -
      Stock options                                          45           -
                                                        -------     -------
    Weighted average shares, as adjusted                 12,235       9,832
                                                        -------     -------
    Diluted earnings (loss) per share                   $   .05     $  (.03)
                                                        =======     =======

        The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of April 4, 1998, there were 564,100 of such options outstanding, with exercise prices ranging from $5.33 to $14.05 per share. In addition, the computation of diluted earnings per share for the first quarter of 1997 excludes the effect of assuming the conversion of the Company's subordinated convertible obligations, because the effect would be antidilutive.

    4.  Offer to Acquire the Outstanding Common Stock of the Company

        On March 31, 1998, the Company received a proposal from its parent company, Thermedics Inc., to acquire, through a merger, all of the outstanding shares of the Company's common stock that Thermedics does not own, at a price of $7.00 per share in cash. In addition, the proposal contemplates the redemption of the Company's $5.3 million principal amount of 3 3/4% convertible subordinated debentures due 2000. As of April 4, 1998, Thermedics owned 67% of the outstanding common stock of the Company. Thermedics is a 62%-owned subsidiary of Thermo Electron Corporation, which in turn owns approximately 3% of the outstanding common stock of the Company.

                                        7PAGE

                               THERMO VOLTEK CORP.

    4.  Offer to Acquire the Outstanding Common Stock of the Company
        (continued)

        On March 31, 1998, complaints were filed by certain shareholders of the Company, each attempting to act on behalf of the Company's public shareholders. The complaints allege, among other things, that the proposed price of $7.00 per share to be paid to the shareholders of the Company is unfair and grossly inadequate.

        The Company has appointed a special committee, comprised of its independent directors, to evaluate the proposal with the assistance of a financial advisor, to be selected. The merger is contingent upon, among other things, the negotiation and execution of a definitive merger agreement; receipt by the Company's board of directors of an opinion by an investment banking firm that the Thermedics offer is fair to the Company's shareholders (other than Thermedics and Thermo Electron) from a financial point of view; the approval of the Company's board of directors upon recommendation of its special committee; and clearance by the Securities and Exchange Commission of the proxy materials regarding the proposed transaction.

    Item 2 - Management's Discussion and Analysis of Financial Condition and
    ------------------------------------------------------------------------
             Results of Operations
             ---------------------

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, filed with the Securities and Exchange Commission.

    Overview

        The Company designs, manufactures, and markets electromagnetic compatibility (EMC) test instruments and a range of products related to power amplification, conversion, and quality. The Company's test instruments help manufacturers of electronic systems and integrated circuits ensure product quality and meet certain regulatory requirements. The Company's power products are used in communications, broadcast, research, and medical imaging applications, as well as in EMC testing applications.

        The Company's KeyTek Instrument division manufactures instruments that test for immunity to pulsed electromagnetic interference (pulsed
    EMI) and systems used in reliability testing and characterization of semiconductor devices. Through its Universal Voltronics division, the

                                        8PAGE

                               THERMO VOLTEK CORP.

    Company manufactures high-voltage power supplies and related equipment that transform utility-supplied AC power into DC voltages and currents required by the user, while allowing precise control over the performance level desired for each application. The Company's Kalmus division manufactures radio frequency (RF) power amplifiers and systems used to test products for immunity to conducted and radiated radio frequency interference (RFI) and in communications, medical, and research applications. Comtest Europe B.V. distributes a range of EMC-related products, and provides EMC consulting and systems-integration services. Acquired in July 1996, Pacific Power Source Corporation manufactures power-conversion equipment for use in a variety of commercial applications and programmable power amplifiers that can be incorporated into EMC test equipment to assess tolerance to normal variances in the quality and quantity of AC voltage. Acquired in April 1997, Milmega Ltd. primarily manufactures and markets microwave amplifiers that are suitable for EMC testing, physics research, and communications, medical, and military applications. In October 1997, the Company established its Global Power Systems division to market specialized power products, particularly for use in boating and marine applications.

        During 1997, the Company experienced lower demand for its EMC test products. Due in part to these developments, during 1997 the Company implemented certain operational, organizational, and personnel changes.

        A significant percentage of the Company's revenues are derived from sales of products outside the U.S., including certain Asian countries, through export sales and sales by the Company's European operations. Asia is experiencing a severe economic crisis, which has been characterized by sharply reduced economic activity and liquidity, highly volatile foreign-currency-exchange and interest rates, and unstable stock markets. The Company's export sales to Asia could be adversely affected by the unstable economic conditions there. In addition, although the Company seeks to charge its international customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations.

    Results of Operations

    First Quarter 1998 Compared With First Quarter 1997
    ---------------------------------------------------

        Revenues increased to $11.4 million in the first quarter of 1998 from $9.7 million in the first quarter of 1997. Revenues increased $1.0 million due to the acquisition of Milmega in April 1997. In addition, the increase in revenues in the first quarter of 1998 was due to higher sales of EMC test instruments compared to the first quarter of 1997.

        The gross profit margin increased to 46% in the first quarter of 1998 from 44% in the first quarter of 1997, primarily due to an increase in the sale of certain higher-margin products, as well as the effect of the Company's increase in total revenues.

                                        9PAGE

                               THERMO VOLTEK CORP.

    ---------------------------------------------------

        Selling, general, and administrative expenses as a percentage of revenues decreased to 32% in the first quarter of 1998 from 42% in the first quarter of 1997, primarily due to efficiencies gained from operational, organizational, and personnel changes implemented in 1997 and, to a lesser extent, the effect of the acquisition of Milmega, which has lower costs as a percentage of revenues, and the Company's increase in total revenues. Research and development expenses were $0.8 million in both periods, primarily due to the inclusion of $0.1 million in expenses at Milmega, offset by the completed development of certain new products in the third and fourth quarters of 1997.

        Interest income decreased to $0.2 million in the first quarter of 1998 from $0.4 million in the first quarter of 1997, primarily due to lower average invested balances. Interest expense was $0.3 million in both periods.

        The effective tax rates were 40% and 38% in the first quarter of 1998 and 1997, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of nondeductible expenses and state income taxes. The effective tax rate increased in 1998 due to a shift in the relative levels of income in the various jurisdictions in which the Company operates.

    Liquidity and Capital Resources

        Consolidated working capital was $27.4 million at April 4, 1998, compared with $29.9 million at January 3, 1998. Included in working capital are cash, cash equivalents, and available-for-sale investments of $15.7 million at April 4, 1998, compared with $17.6 million at January 3, 1998. During the first quarter of 1998, $0.9 million of cash was provided by operating activities. Cash of $1.0 million provided by an increase in other current liabilities was offset in part by $0.7 million of cash used to fund an increase in inventory, related in part to an increase in certain finished goods inventory at KeyTek.

        Excluding available-for-sale investment activity, the Company's investing activities in the first quarter of 1998 consisted primarily of $0.2 million of expenditures for purchases of property, plant, and equipment. The Company expects to make capital expenditures of approximately $0.8 million during the remainder of 1998.

        The Company's financing activities used $2.8 million of cash during the first quarter of 1998. In April and December 1997, the Company's Board of Directors authorized the repurchase, through various dates ending December 16, 1998, of up to $15.0 million of Company securities, to be funded from working capital. During the first quarter of 1998, the Company expended $3.5 million under these authorizations. The Company does not currently intend to repurchase any additional securities under these authorizations.

                                       10PAGE

                               THERMO VOLTEK CORP.

        Although the Company expects to have positive cash flow from its existing operations, the Company may require significant amounts of cash for the possible acquisition of complementary businesses and technologies. While the Company currently has no agreement to make any acquisition, it expects that it will finance any acquisition through a combination of internal funds, additional debt or equity financing, and/or short-term borrowings from Thermo Electron or Thermedics, although there is no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.

    PART II - OTHER INFORMATION

    Item 6 - Exhibits
    -----------------

        See Exhibit Index on the page immediately preceding exhibits.

                                       11PAGE

                               THERMO VOLTEK CORP.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of May 1998.

                                             THERMO VOLTEK CORP.



                                             Paul F. Kelleher
                                             ---------------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             ---------------------------
                                             John N. Hatsopoulos
                                             Chief Financial Officer
                                               and Senior Vice President

                                       12PAGE

                               THERMO VOLTEK CORP.

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------
      27         Financial Data Schedule.