Form 10-Q
period 1998-07-04
THERMO VOLTEK CORP
filed 1998-08-07
CIK 102138

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
             -------------------------------------------------

                                    FORM 10-Q

(mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended July 4, 1998.

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

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                    Outstanding at July 31, 1998
     ----------------------------        ----------------------------
     Common Stock, $.05 par value                 8,683,208

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                               THERMO VOLTEK CORP.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                      July 4,   January 3,
(In thousands)                                           1998         1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $13,697
    and $13,744 under repurchase agreement with
    affiliated company)                               $14,723      $14,608
  Available-for-sale investments, at quoted
    market value (amortized cost of $1,003 and
    $3,041)                                             1,005        3,041
  Accounts receivable, less allowances of $793
    and $799                                           10,474       10,388
  Inventories:
    Raw materials                                       5,094        5,100
    Work in process                                     5,650        4,089
    Finished goods                                      1,893        1,792
  Prepaid income taxes and other current assets         2,118        1,999
                                                      -------      -------

                                                       40,957       41,017
                                                      -------      -------

Property, Plant, and Equipment, at Cost                10,816       10,637
  Less: Accumulated depreciation and amortization       7,390        6,955
                                                      -------      -------

                                                        3,426        3,682
                                                      -------      -------

Long-term Prepaid Income Taxes and Other Assets           485          539
                                                      -------      -------

Cost in Excess of Net Assets of Acquired Companies     17,757       18,058
                                                      -------      -------

                                                      $62,625      $63,296
                                                      =======      =======

                               THERMO VOLTEK CORP.

                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                      July 4,   January 3,
(In thousands except share amounts)                      1998         1998
--------------------------------------------------------------------------

Current Liabilities:
  Notes payable                                       $ 3,856      $ 2,376
  Accounts payable                                      2,812        3,194
  Accrued payroll and employee benefits                   920        1,159
  Accrued commissions                                   1,130        1,080
  Accrued warranty costs                                  594          624
  Accrued income taxes                                    834          489
  Other accrued expenses                                1,184        1,538
  Due to parent company and affiliated companies        1,387          694
                                                      -------      -------

                                                       12,717       11,154
                                                      -------      -------

Subordinated Convertible Obligations
  (includes $10,000 of related-party debt)             15,250       17,750
                                                      -------      -------

Shareholders' Investment:
  Common stock, $.05 par value, 25,000,000 shares
    authorized; 9,939,865 shares issued                   497          497
  Capital in excess of par value                       38,687       38,799
  Retained earnings                                     5,566        4,563
  Treasury stock at cost, 1,263,107 and
    1,098,912 shares                                   (9,596)      (8,836)
  Accumulated other comprehensive items (Note 2)         (496)        (631)
                                                      -------      -------

                                                       34,658       34,392
                                                      -------      -------

                                                      $62,625      $63,296
                                                      =======      =======


The accompanying notes are an integral part of these consolidated financial statements.

                               THERMO VOLTEK CORP.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                        Three Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands except per share amounts)                    1998       1997
--------------------------------------------------------------------------

Revenues                                                $10,725    $11,888
                                                        -------    -------

Costs and Operating Expenses:
  Cost of revenues                                        5,902      6,442
  Selling, general, and administrative expenses           3,266      4,174
  Research and development expenses                         672      1,023
                                                        -------    -------

                                                          9,840     11,639
                                                        -------    -------

Operating Income                                            885        249

Interest Income                                             233        305
Interest Expense (includes $151 to related party)          (299)      (296)
                                                        -------    -------

Income Before Income Taxes                                  819        258
Income Tax Provision                                        327         98
                                                        -------    -------

Net Income                                              $   492    $   160
                                                        =======    =======

Earnings per Share (Note 3):
  Basic                                                 $   .06    $   .02
                                                        =======    =======
  Diluted                                               $   .05    $   .02
                                                        =======    =======

Weighted Average Shares (Note 3):
  Basic                                                   8,675      9,222
                                                        =======    =======
  Diluted                                                11,891      9,353
                                                        =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                               THERMO VOLTEK CORP.

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                         Six Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands except per share amounts)                    1998       1997
--------------------------------------------------------------------------

Revenues                                                $22,165    $21,604
                                                        -------    -------

Costs and Operating Expenses:
  Cost of revenues                                       12,120     11,893
  Selling, general, and administrative expenses           6,873      8,238
  Research and development expenses                       1,465      1,870
                                                        -------    -------

                                                         20,458     22,001
                                                        -------    -------

Operating Income (Loss)                                   1,707       (397)

Interest Income                                             482        698
Interest Expense (includes $302 to related party)          (586)      (580)
Other Income                                                 69          -
                                                        -------    -------

Income (Loss) Before Income Taxes                         1,672       (279)
Income Tax Provision (Benefit)                              669       (106)
                                                        -------    -------

Net Income (Loss)                                       $ 1,003    $  (173)
                                                        =======    =======

Earnings (Loss) per Share (Note 3):
  Basic                                                 $   .12    $  (.02)
                                                        =======    =======
  Diluted                                               $   .10    $  (.02)
                                                        =======    =======

Weighted Average Shares (Note 3):
  Basic                                                   8,718      9,527
                                                        =======    =======
  Diluted                                                12,063      9,527
                                                        =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                               THERMO VOLTEK CORP.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                         Six Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands)                                             1998       1997
--------------------------------------------------------------------------

Operating Activities:
  Net income (loss)                                     $ 1,003    $  (173)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                       1,041        925
      Provision for losses on accounts receivable           115        117
      Changes in current accounts, excluding the
        effects of acquisition:
          Accounts receivable                              (273)     2,651
          Inventories                                    (1,643)      (417)
          Other current assets                              (34)       (13)
          Accounts payable                                 (383)      (458)
          Other current liabilities                         590        (17)
                                                        -------    -------

Net cash provided by operating activities                   416      2,615
                                                        -------    -------

Investing Activities:
  Acquisition, net of cash acquired                           -     (2,820)
  Proceeds from sale and maturities of available-
    for-sale investments                                  2,000      4,500
  Purchases of property, plant, and equipment              (610)      (374)
  Other                                                      36        (67)
                                                        -------    -------

Net cash provided by investing activities                 1,426      1,239
                                                        -------    -------

Financing Activities:
  Net increase in notes payable                           1,480      1,076
  Net proceeds from issuance of Company common stock         84        118
  Repurchase of Company common stock and long-term
    obligations                                          (3,390)    (8,462)
                                                        -------    -------

Net cash used in financing activities                    (1,826)    (7,268)
                                                        -------    -------

Exchange Rate Effect on Cash                                 99        145
                                                        -------    -------

Increase (Decrease) in Cash and Cash Equivalents            115     (3,269)
Cash and Cash Equivalents at Beginning of Period         14,608     17,874
                                                        -------    -------

Cash and Cash Equivalents at End of Period              $14,723    $14,605
                                                        =======    =======

Noncash Activities:
  Fair value of assets of acquired company              $     -    $ 4,807
  Cash paid for acquired company                              -     (3,248)
                                                        -------    -------

    Liabilities assumed of acquired company             $     -    $ 1,559
                                                        =======    =======

  Conversions of subordinated convertible obligations   $     -    $   895
                                                        =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                               THERMO VOLTEK CORP.

                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Thermo Voltek Corp. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 4, 1998, the results of operations for the three- and six-month periods ended July 4, 1998, and June 28, 1997, and the cash flows for the six-month periods ended July 4, 1998, and June 28, 1997. Interim results are not necessarily indicative of results for a full year.

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

2.  Comprehensive Income

    During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represent certain amounts that are reported as components of shareholders' investment in the Company's balance sheet, including foreign currency translation adjustments and any unrealized net of tax gains and losses from available-for-sale investments. During the second quarter of 1998 and 1997, the Company had comprehensive income of $584,000 and $332,000, respectively. During the first six months of 1998 and 1997, the Company had comprehensive income of $1,138,000 and a comprehensive loss of $512,000, respectively.

3.  Earnings (Loss) per Share

    Basic and diluted earnings (loss) per share were calculated as follows:

                               Three Months Ended        Six Months Ended
                               ------------------       ------------------
(In thousands except           July 4,   June 28,       July 4,   June 28,
per share amounts)                1998       1997          1998       1997
--------------------------------------------------------------------------
Basic
Net income (loss)              $   492    $   160       $ 1,003    $  (173)
                               -------    -------       -------    -------

Weighted average shares          8,675      9,222         8,718      9,527
                               -------    -------       -------    -------

Basic earnings (loss) per
  share                        $   .06    $   .02       $   .12    $  (.02)
                               =======    =======       =======    =======
Diluted
Net income (loss)              $   492    $   160       $ 1,003    $  (173)
Effect of convertible
  obligations                      120          -           253          -
                               -------    -------       -------    -------
Income (loss) available to
  common shareholders,
  as adjusted                  $   612    $   160       $ 1,256    $  (173)
                               -------    -------       -------    -------

Weighted average shares          8,675      9,222         8,718      9,527
Effect of:
  Convertible obligations        3,134          -         3,281          -
  Stock options                     82        131            64          -
                               -------    -------       -------    -------

Weighted average shares,
  as adjusted                   11,891      9,353        12,063      9,527
                               -------    -------       -------    -------

Diluted earnings (loss) per
  share                        $   .05    $   .02       $   .10    $  (.02)
                               =======    =======       =======    =======

      The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of July 4, 1998, there were 334,500 of such options outstanding, with exercise prices ranging from $7.00 to $14.05 per share. In addition, the computations of diluted earnings per share for the three- and six-month periods ended June 28, 1997, exclude the effect of assuming the conversion of the Company's subordinated convertible obligations, because the effect would be antidilutive.

4.  Offer to Acquire the Outstanding Common Stock of the Company

    On March 31, 1998, the Company received a proposal from its parent company, Thermedics Inc., to acquire, through a merger, all of the outstanding shares of the Company's common stock that Thermedics does not own, at a price of $7.00 per share in cash. In addition, the proposal contemplates the redemption of the Company's $5.3 million principal amount of 3 3/4% convertible subordinated debentures due 2000. As of July 4, 1998, Thermedics owned 67% of the outstanding common stock of the Company. Thermedics is a 64%-owned subsidiary of Thermo Electron Corporation, which in turn owns approximately 3% of the outstanding common stock of the Company.

    On March 31, 1998, complaints were filed by certain shareholders of the Company, each attempting to act on behalf of the Company's public shareholders. The complaints allege, among other things, that the proposed price of $7.00 per share to be paid to the shareholders of the Company is unfair and grossly inadequate.

      The Company has appointed a special committee, comprised of its independent directors, to evaluate the proposal with the assistance of a financial advisor, HSBC Securities, Inc., which is also working with the special committee to evaluate alternatives to the proposal, including the possibility of identifying another buyer of the Company. The merger is contingent upon, among other things, the negotiation and execution of a definitive merger agreement; receipt by the Company's board of directors of an opinion by an investment banking firm that the Thermedics offer is fair to the Company's shareholders (other than Thermedics and Thermo Electron) from a financial point of view; approval by the holders of a majority of the Company's shares, excluding Thermedics and Thermo Electron; the approval of the Company's board of directors upon recommendation of its special committee; and clearance by the Securities and Exchange Commission of the proxy materials regarding the proposed transaction.

5.   Universal Voltronics Division

     The Company has entered into a nonbinding letter of intent to sell its Universal Voltronics division for approximately $2.5 million in cash, subject to a post-closing adjustment. The sale is subject to the satisfaction of certain conditions, including completion of due diligence and negotiation of definitive agreements, as well as approval by the Company's board of directors and the stockholders of the prospective buyer. The final terms of this disposition have not been determined and there can be no assurance that the disposition will be completed. The sale, if completed, is expected to result in a gain. Universal Voltronics had revenues of $3.9 million and an operating loss of $0.1 million in 1997, and had revenues of $2.9 million and operating income of $0.3 million in the first six months of 1998.

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

    The Company's KeyTek Instrument division manufactures instruments that test for immunity to pulsed electromagnetic interference (pulsed EMI) and systems used in reliability testing and characterization of semiconductor devices. Through its Universal Voltronics division, the Company manufactures high-voltage power supplies and related equipment that transform utility-supplied AC power into DC voltages and currents required by the user, while allowing precise control over the performance level desired for each application (Note 5). The Company's Kalmus division manufactures radio frequency (RF) power amplifiers and systems used to test products for immunity to conducted and radiated radio frequency interference (RFI) and in communications, medical, and research applications. Comtest Europe B.V. distributes a range of EMC-related products, and provides EMC consulting and systems-integration services. Pacific Power Source Corporation manufactures power-conversion equipment for use in a variety of commercial applications and programmable power amplifiers that can be incorporated into EMC test equipment to assess tolerance to normal variances in the quality and quantity of AC voltage. Acquired in April 1997, Milmega Ltd. primarily manufactures and markets microwave amplifiers that are suitable for EMC testing, physics research, and communications, medical, and military applications. In October 1997, the Company established its Global Power Systems division to market specialized power products, particularly for use in boating and marine applications.

    During 1997, the Company experienced lower demand for its EMC test products. Due in part to these developments, during 1997 the Company implemented certain operational, organizational, and personnel changes.

    A significant percentage of the Company's revenues are derived from sales of products outside the U.S., including certain Asian countries, through export sales and sales by the Company's European operations. Asia is experiencing a severe economic crisis characterized by sharply reduced economic activity and liquidity, highly volatile foreign-currency-exchange and interest rates, and unstable stock markets. The Company's export sales to Asia and to customers that do business in Asia have been affected by the unstable economic conditions there. Although the Company seeks to charge its international customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations.

Results of Operations

Second Quarter 1998 Compared With Second Quarter 1997

      Revenues decreased to $10.7 million in the second quarter of 1998 from $11.9 million in the second quarter of 1997. Sales of electrostatic discharge
(ESD) test equipment decreased, due in part to unstable economic conditions in Asia, as discussed above. In addition, revenues decreased due to lower demand for certain lower-margin products in Europe. These decreases were offset in part by revenues from a new EMC-test product, introduced in the third quarter of 1997, and an increase in sales at Universal Voltronics, related to certain new OEM arrangements.

      The gross profit margin decreased to 45% in the second quarter of 1998 from 46% in the second quarter of 1997, primarily due to the decrease in sales of high-margin ESD-test equipment, offset in part by the favorable effect of a reduction in the sale of certain lower-margin products and the inclusion of higher-margin revenues from the new EMC-test product.

    Selling, general, and administrative expenses as a percentage of revenues decreased to 30% in the second quarter of 1998 from 35% in the second quarter of 1997, primarily due to efficiencies gained from operational, organizational, and personnel changes implemented in 1997, offset in part by the effect of the decrease in total revenues. Research and development expenses decreased to $0.7 million in 1998 from $1.0 million in 1997, primarily due to the completed development of certain new products in the third and fourth quarters of 1997, as well as the impact of cost reduction efforts.

    Interest income decreased to $0.2 million in the second quarter of 1998 from $0.3 million in the second quarter of 1997, primarily due to lower average invested balances. Interest expense was $0.3 million in both periods.

    The effective tax rates were 40% and 38% in the second quarter of 1998 and 1997, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of nondeductible expenses and state income taxes. The effective tax rate increased in 1998 due to a shift in the relative levels of income in the various jurisdictions in which the Company operates.

     The Company is currently assessing the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems and on products sold as well as products purchased by the Company. The Company believes that its internal information systems and current products are either year 2000 compliant or will be so prior to the year 2000 without incurring material costs. There can be no assurance, however, that the Company will not experience unexpected costs and delays in achieving year 2000 compliance for its internal information systems and current products, which could result in a material adverse effect on the Company's future results of operations.

     The Company is presently assessing the effect that the year 2000 problem may have on its previously sold products. The Company is also assessing whether its key suppliers are adequately addressing this issue and the effect this might have on the Company. The Company has not completed its analysis and is unable to conclude at this time that the year 2000 problem as it relates to its previously sold products and products purchased from key suppliers is not reasonably likely to have a material adverse effect on the Company's future results of operations.

First Six Months 1998 Compared With First Six Months 1997

      Revenues increased to $22.2 million in the first six months of 1998 from $21.6 million in the first six months of 1997. Revenues increased $1.0 million due to the acquisition of Milmega in April 1997. Revenues decreased due to a decline in demand for certain lower-margin products in Europe and lower sales of ESD-test equipment, due in part to unstable economic conditions in Asia, as discussed above. These decreases were offset in part by revenues from a new EMC-test product, introduced in the third quarter of 1997, and an increase in sales at Universal Voltronics, related to certain new OEM arrangements.

    The gross profit margin was 45% in both periods. The favorable impact of decreased sales of certain lower-margin products and the inclusion of higher-margin revenues from the new EMC-test product was offset by the effect of the decrease in sales of high-margin ESD-test equipment.

      Selling, general, and administrative expenses as a percentage of revenues decreased to 31% in the first six months of 1998 from 38% in the first six months of 1997, primarily due to efficiencies gained from operational, organizational, and personnel changes implemented in 1997 and, to a lesser extent, the effect of the acquisition of Milmega, which has lower costs as a percentage of revenues. Research and development expenses decreased to $1.5 million in 1998 from $1.9 million in 1997, primarily due to the completed development of certain new products in the third and fourth quarters of 1997, as well as the impact of cost reduction efforts, offset in part by the inclusion of $0.1 million in expenses at Milmega.

      Interest income decreased to $0.5 million in the first six months of 1998 from $0.7 million in the first six months of 1997, primarily due to lower average invested balances. Interest expense was $0.6 million in both periods.

      The effective tax rates were 40% and 38% in the first six months of 1998 and 1997, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of nondeductible expenses and state income taxes. The effective tax rate increased in 1998 due to a shift in the relative levels of income in the various jurisdictions in which the Company operates.

Liquidity and Capital Resources

    Consolidated working capital was $28.2 million at July 4, 1998, compared with $29.9 million at January 3, 1998. Included in working capital are cash, cash equivalents, and available-for-sale investments of $15.7 million at July 4, 1998, compared with $17.6 million at January 3, 1998. During the first six months of 1998, $0.4 million of cash was provided by operating activities. Cash of $1.6 million was used to fund an increase in inventory, primarily due to an increase in unbilled contract costs and fees earned under certain government contracts.

    Excluding available-for-sale investment activity, the Company's investing activities in the first six months of 1998 consisted primarily of $0.6 million of expenditures for purchases of property, plant, and equipment. The Company expects to make capital expenditures of approximately $0.5 million during the remainder of 1998.

    The Company's financing activities used $1.8 million of cash during the first six months of 1998. In April and December 1997, the Company's Board of Directors authorized the repurchase, through various dates ending December 16, 1998, of up to $15.0 million of Company securities, to be funded from working capital. During the first six months of 1998, the Company expended $3.4 million under these authorizations. The Company does not currently intend to repurchase any additional securities under these authorizations.

    The Company expects to have positive cash flow from its existing operations. Although the Company does not presently intend to actively seek to acquire additional businesses in the near future, it may acquire one or more complementary businesses if they are presented to the Company on terms the Company believes to be attractive. Such acquisitions may require significant amounts of cash. The Company expects that it will finance any such acquisitions through a combination of internal funds, and/or short-term borrowings from Thermo Electron Corporation or Thermedics Inc., although there is no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.

PART II - OTHER INFORMATION

Item 1 - Legal Processings

    On March 31, 1998, each of Kenneth Steiner, Crandon Capital Partners and Anthony Marotta commenced separate lawsuits in the Delaware Chancery Court, Newcastle County, against the Company, its directors, Thermedics Inc., and Thermo Electron Corporation. Each plaintiff is attempting to act on behalf of the public shareholders of the Company, and is alleging, among other things, that Thermedics Inc.'s proposal to acquire all of the shares of common stock of the Company that Thermedics does not own, for a price of $7.00 per share, is unfair and grossly inadequate. The plaintiffs are seeking injunctive and other appropriate relief, however, no specific amount of monetary damages were claimed. The joint defendants, including the Company, are defending this matter. However, due to the inherent uncertainty of litigation, the Company cannot predict the outcome of this matter, particularly whether the Company would be enjoined from entering into the proposed transaction with Thermedics if it chooses to do so and whether it may be subject to damages as a result thereof.

Item 4 - Submission of Matters to a Vote of Security Holders

    On June 1, 1998, at the Annual Meeting of Shareholders, the shareholders elected six directors to a one-year term expiring in 1999. The directors elected at the meeting were: Dr. Elias P. Gyftopoulos, Mr. William W. Hoover, Ms. Sandra L. Lambert, Mr. Theo Melas-Kyriazi, Mr. Peter Richman, and Mr. John Wood Jr. Each director, except Dr. Gyftopoulos, received 7,847,701 shares voted in favor of his election and 30,416 shares voted against. Dr. Gyftopoulos received 7,841,855 shares voted in favor of his election and 36,262 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

Item 5 - Other Information

    Pursuant to recent amendments to the rules relating to proxy statements under the Securities Exchange Act of 1934, as amended (the Exchange Act), shareholders of the Company are hereby notified that any shareholder proposal not included in the Company's proxy materials for its 1999 Annual Meeting of Shareholders (the Annual Meeting) in accordance with Rule 14a-8 under the Exchange Act will be considered untimely for the purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice thereof is received by the Company after March 15, 1999. Management proxies will be authorized to exercise discretionary voting authority with respect to any shareholder proposal not included in the Company's proxy materials for the Annual Meeting unless (a) the Company receives notice of such proposal by March 15, 1999, and (b) the conditions set forth in Rule 14a-4(c)(2)(i)-(iii) under the Exchange Act are met.

Item 6 - Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

                               THERMO VOLTEK CORP.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 7th day of August 1998.

                                         THERMO VOLTEK CORP.



                                         Paul F. Kelleher
                                         ----------------------------
                                         Paul F. Kelleher
                                         Chief Accounting Officer



                                         John N. Hatsopoulos
                                         ----------------------------
                                         John N. Hatsopoulos
                                         Chief Financial Officer and
                                            Senior Vice President

                               THERMO VOLTEK CORP.

                                  EXHIBIT INDEX


Exhibit
Number       Description of Exhibit
----------------------------------------------------------------------------
   27          Financial Data Schedule.