Form 10-Q
period 1998-10-03
THERMO VOLTEK CORP
filed 1998-11-06
CIK 102138

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                  ----------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended October 3, 1998.

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                Outstanding at October 30, 1998
     ----------------------------    -------------------------------
     Common Stock, $.05 par value               8,686,583

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                               THERMO VOLTEK CORP.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                   October 3,   January 3,
(In thousands)                                           1998         1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $14,234
    and $13,744 under repurchase agreement with
    affiliated company)                               $14,903      $14,608
  Available-for-sale investments, at quoted
    market value (amortized cost of $502 and
    $3,041)                                               502        3,041
  Accounts receivable, less allowances of $603
    and $799                                            8,788       10,388
  Inventories:
    Raw materials                                       5,562        5,100
    Work in process                                     4,498        4,089
    Finished goods                                      2,275        1,792
  Prepaid income taxes and other current assets         2,032        1,999
                                                      -------      -------

                                                       38,560       41,017
                                                      -------      -------

Property, Plant, and Equipment, at Cost                11,036       10,637
  Less: Accumulated depreciation and amortization       7,718        6,955
                                                      -------      -------

                                                        3,318        3,682
                                                      -------      -------

Long-term Prepaid Income Taxes and Other Assets           564          539
                                                      -------      -------

Cost in Excess of Net Assets of Acquired Companies     17,803       18,058
                                                      -------      -------

                                                      $60,245      $63,296
                                                      =======      =======

                               THERMO VOLTEK CORP.
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                   October 3,   January 3,
(In thousands except share amounts)                      1998         1998
--------------------------------------------------------------------------

Current Liabilities:
  Notes payable                                       $ 3,762      $ 2,376
  Accounts payable                                      2,473        3,194
  Accrued payroll and employee benefits                   984        1,159
  Accrued commissions                                     982        1,080
  Accrued warranty costs                                  540          624
  Other accrued expenses                                1,154        2,027
  Due to parent company and affiliated companies          646          694
                                                      -------      -------

                                                       10,541       11,154
                                                      -------      -------

Subordinated Convertible Obligations (includes
  $10,000 of related-party debt)                       15,250       17,750
                                                      -------      -------

Shareholders' Investment:
  Common stock, $.05 par value, 25,000,000 shares
    authorized; 9,939,865 shares issued                   497          497
  Capital in excess of par value                       38,649       38,799
  Retained earnings                                     5,167        4,563
  Treasury stock at cost, 1,253,282 and
    1,098,912 shares                                   (9,522)      (8,836)
  Accumulated other comprehensive items (Note 2)         (337)        (631)
                                                      -------      -------

                                                       34,454       34,392
                                                      -------      -------

                                                      $60,245      $63,296
                                                      =======      =======


The accompanying notes are an integral part of these consolidated financial statements.

                               THERMO VOLTEK CORP.
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                    Three Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands except per share amounts)                1998           1997
--------------------------------------------------------------------------

Revenues                                             $ 8,671       $11,132
                                                     -------       -------

Costs and Operating Expenses:
  Cost of revenues                                     5,237         6,149
  Selling, general, and administrative expenses        3,411         3,612
  Research and development expenses                      627           842
                                                     -------       -------

                                                       9,275        10,603
                                                     -------       -------

Operating Income (Loss)                                 (604)          529

Interest Income                                          223           269
Interest Expense (includes $151 to related party)       (284)         (289)
Gain on Sale of Investments                                -           180
                                                     -------       -------

Income (Loss) Before Income Taxes                       (665)          689
Income Tax (Benefit) Provision                          (266)          262
                                                     -------       -------

Net Income (Loss)                                    $  (399)      $   427
                                                     =======       =======

Basic and Diluted Earnings (Loss) per
  Share (Note 3)                                     $  (.05)      $   .05
                                                     =======       =======

Weighted Average Shares (Note 3):
  Basic                                                8,683         8,837
                                                     =======       =======

  Diluted                                              8,683        12,466
                                                     =======       =======


The accompanying notes are an integral part of these consolidated financial statements.

                               THERMO VOLTEK CORP.
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                     Nine Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands except per share amounts)                1998           1997
--------------------------------------------------------------------------

Revenues                                             $30,836       $32,736
                                                     -------       -------

Costs and Operating Expenses:
  Cost of revenues                                    17,357        18,042
  Selling, general, and administrative expenses       10,284        11,850
  Research and development expenses                    2,092         2,712
                                                     -------       -------

                                                      29,733        32,604
                                                     -------       -------

Operating Income                                       1,103           132

Interest Income                                          705           967
Interest Expense (includes $453 to related party)       (870)         (869)
Gain on Sale of Investments                                -           180
Other Income                                              69             -
                                                     -------       -------

Income Before Income Taxes                             1,007           410
Income Tax Provision                                     403           156
                                                     -------       -------

Net Income                                           $   604       $   254
                                                     =======       =======

Basic and Diluted Earnings per Share (Note 3)        $   .07       $   .03
                                                     =======       =======

Weighted Average Shares (Note 3):
  Basic                                                8,707         9,297
                                                     =======       =======

  Diluted                                              8,772         9,436
                                                     =======       =======


The accompanying notes are an integral part of these consolidated financial statements.

                               THERMO VOLTEK CORP.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                     Nine Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands)                                         1998           1997
--------------------------------------------------------------------------

Operating Activities:
  Net income                                         $   604       $   254
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                    1,551         1,433
      Provision for losses on accounts receivable        143           144
      Gain on sale of investments                          -          (180)
      Other income                                       (69)            -
      Changes in current accounts, excluding the
        effects of acquisition:
          Accounts receivable                          1,674         1,848
          Inventories                                 (1,259)          (93)
          Other current assets                           (29)          201
          Accounts payable                              (785)         (678)
          Other current liabilities                   (1,280)         (900)
                                                     -------       -------

Net cash provided by operating activities                550         2,029
                                                     -------       -------

Investing Activities:
  Acquisition, net of cash acquired                        -        (2,820)
  Proceeds from sale and maturities of available-
    for-sale investments                               2,502         6,980
  Purchases of property, plant, and equipment           (902)         (557)
  Other                                                   94          (125)
                                                     -------       -------

Net cash provided by investing activities              1,694         3,478
                                                     -------       -------

Financing Activities:
  Net increase in notes payable                        1,132           943
  Net proceeds from issuance of Company common
    stock                                                123           293
  Repurchase of Company common stock and
    subordinated convertible obligations              (3,390)       (8,955)
  Other                                                   37          (113)
                                                     -------       -------

Net cash used in financing activities                 (2,098)       (7,832)
                                                     -------       -------

Exchange Rate Effect on Cash                             149           169
                                                     -------       -------

Increase (Decrease) in Cash and Cash Equivalents         295        (2,156)
Cash and Cash Equivalents at Beginning of Period      14,608        17,874
                                                     -------       -------

Cash and Cash Equivalents at End of Period           $14,903       $15,718
                                                     =======       =======

                               THERMO VOLTEK CORP.

                                   (Unaudited)

                                                     Nine Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands)                                         1998           1997
--------------------------------------------------------------------------

Noncash Activities:
  Fair value of assets of acquired company           $     -       $ 4,807
  Cash paid for acquired company                           -        (3,248)
                                                     -------       -------

    Liabilities assumed of acquired company          $     -       $ 1,559
                                                     =======       =======

  Conversions of subordinated convertible
    obligations                                      $     -       $   895
                                                     =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

                               THERMO VOLTEK CORP.
                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Thermo Voltek Corp. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 3, 1998, the results of operations for the three- and nine-month periods ended October 3, 1998, and September 27, 1997, and the cash flows for the nine-month periods ended October 3, 1998, and September 27, 1997. Interim results are not necessarily indicative of results for a full year.

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

2.  Comprehensive Income

    During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the Company's balance sheet, including foreign currency translation adjustments and any unrealized net of tax gains and losses from available-for-sale investments. During the third quarter of 1998 and 1997, the Company had a comprehensive loss of $239,000 and comprehensive income of $228,000, respectively. During the first nine months of 1998 and 1997, the Company had comprehensive income of $899,000 and a comprehensive loss of $284,000, respectively.

3.  Earnings (Loss) per Share

    Basic and diluted earnings (loss) per share were calculated as follows:

                               Three Months Ended       Nine Months Ended
                               -------------------     -------------------
(In thousands except           Oct. 3,   Sept. 27,     Oct. 3,   Sept. 27,
per share amounts)                1998        1997        1998        1997
--------------------------------------------------------------------------
Basic
Net Income (Loss)              $  (399)    $   427     $   604     $   254
                               -------     -------     -------     -------

Weighted Average Shares          8,683       8,837       8,707       9,297
                               -------     -------     -------     -------

Basic Earnings (Loss) per
  Share                        $  (.05)    $   .05     $   .07     $   .03
                               =======     =======     =======     =======
Diluted
Net Income (Loss)              $  (399)    $   427     $   604     $   254
Effect of Convertible
  Obligations                        -         138           -           -
                               -------     -------     -------     -------
Income (Loss) Available to
  Common Shareholders,
  as Adjusted                  $  (399)    $   565     $   604     $   254
                               -------     -------     -------     -------

Weighted Average Shares          8,683       8,837       8,707       9,297
Effect of:
  Convertible obligations            -       3,542           -           -
  Stock options                      -          87          65         139
                               -------     -------     -------     -------

Weighted Average Shares,
  as Adjusted                    8,683      12,466       8,772       9,436
                               -------     -------     -------     -------

Diluted Earnings (Loss) per
  Share                        $  (.05)    $   .05     $   .07     $   .03
                               =======     =======     =======     =======

    The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of October 3, 1998, there were 393,250 of such options outstanding, with exercise prices ranging from $6.56 to $14.05 per share. In addition, the computation of diluted earnings per share for the three- and nine-month periods ended October 3, 1998, and the nine-month period ended September 27, 1997, excludes the effect of assuming the conversion of the Company's subordinated convertible obligations because the effect would be antidilutive.

4.  Offer to Acquire the Outstanding Common Stock of the Company

    On March 31, 1998, the Company received a proposal from its parent company, Thermedics Inc., to acquire, through a merger, all of the outstanding shares of the Company's common stock that Thermedics does not own, at a price of $7.00 per share in cash. In addition, the proposal

4.   Offer to Acquire the Outstanding Common Stock of the Company
    (continued)

contemplates the redemption of the Company's $5.3 million principal amount of 3 3/4% convertible subordinated debentures due 2000. As of October 3, 1998, Thermedics owned 66% of the outstanding common stock of the Company. Thermedics is a 70%-owned subsidiary of Thermo Electron Corporation, which in turn owns 3% of the outstanding common stock of the Company.

    On March 31, 1998, complaints were filed by certain shareholders of the Company, each attempting to act on behalf of the Company's public shareholders. The complaints allege, among other things, that the proposed price of $7.00 per share to be paid to the shareholders of the Company is unfair and grossly inadequate.

    The Company appointed a special committee, comprised of its independent directors, to evaluate the proposal with the assistance of a financial advisor, HSBC Securities, Inc. In September 1998, the Company's Board of Directors, upon recommendation of the special committee, voted to proceed with the Thermedics' proposal. The merger is still subject to, among other things, the negotiation and execution of a definitive merger agreement; approval by the holders of a majority of the Company's shares, excluding Thermedics and Thermo Electron; and clearance by the Securities and Exchange Commission of the proxy materials regarding the proposed transaction. The Company intends to file the proxy statement related to the proposed merger with the SEC by the end of November. Once SEC clearance is obtained, the Company intends to submit the proposal to a vote of its shareholders and, if approved, close the transaction in the first quarter of 1999.

5.   Subsequent Event

    In November 1998, the Company sold substantially all of the assets, excluding real property, of its Universal Voltronics division, to an unrelated buyer. The purchase price for the transferred assets was $2,500,000 in cash, subject to a post-closing adjustment. The Company expects to realize a nominal gain from the sale. Universal Voltronics had unaudited revenues and operating income of $4.4 million and $0.7 million, respectively, in the first nine months of 1998, and in 1997 had revenues and an operating loss of $3.9 million and $0.1 million, respectively.

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

    The Company's KeyTek Instrument division manufactures instruments that test for immunity to pulsed electromagnetic interference (pulsed EMI) and systems used in reliability testing and characterization of semiconductor devices. Through its Universal Voltronics division, sold in November 1998 (Note 5), the Company manufactures high-voltage power supplies and related equipment that transform utility-supplied AC power into DC voltages and currents required by the user, while allowing precise control over the performance level desired for each application. The Company's Kalmus division manufactures radio frequency
(RF) power amplifiers and systems used to test products for immunity to conducted and radiated radio frequency interference (RFI) and in communications, medical, and research applications. Comtest Europe B.V. distributes a range of EMC-related products, and provides EMC consulting and systems-integration services. Pacific Power Source Corporation manufactures power-conversion equipment for use in a variety of commercial applications and programmable power amplifiers that can be incorporated into EMC test equipment to assess tolerance to normal variances in the quality and quantity of AC voltage. Acquired in April 1997, Milmega Ltd. primarily manufactures and markets microwave amplifiers that are suitable for EMC testing; physics research; and communications, medical, and military applications. In October 1997, the Company established its Global Power Systems division to market specialized power products, particularly for use in boating and marine applications.

    During 1997, the Company experienced lower demand for its EMC test products. Due in part to these developments, during 1997, the Company implemented certain operational, organizational, and personnel changes. During 1998, the Company has continued making changes of this nature in several of its business units.

    A significant percentage of the Company's revenues is derived from sales of products outside the U.S., including certain Asian countries, through export sales and sales by the Company's European operations. Asia is experiencing a severe economic crisis characterized by sharply reduced economic activity and liquidity, highly volatile foreign-currency- exchange and interest rates, and unstable stock markets. The Company's export sales to Asia and to customers that do business in Asia have been affected by the unstable economic conditions there. Although the Company seeks to charge its international customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations.

Results of Operations

Third Quarter 1998 Compared With Third Quarter 1997

    Revenues decreased to $8.7 million in the third quarter of 1998 from $11.1 million in the third quarter of 1997. Revenues decreased $1.3 million due to lower demand for certain lower-margin products in Europe. In addition, sales of high-margin electrostatic discharge (ESD) test equipment for the semiconductor industry decreased $1.2 million, due in part to unstable economic conditions in Asia, as discussed above. These decreases were offset in part by the inclusion of revenues from a new EMC-test product, introduced in the third quarter of 1997, and an increase in sales at Universal Voltronics related to certain new OEM arrangements. In November 1998, the Company sold the business of Universal Voltronics (Note 5).

    The gross profit margin decreased to 40% in the third quarter of 1998 from 45% in the third quarter of 1997, primarily due to a decrease in sales of high-margin ESD-test equipment, offset in part by the favorable effect of a reduction in the sale of certain lower-margin products and the inclusion of higher-margin revenues from the Company's new EMC-test product.

    Selling, general, and administrative expenses as a percentage of revenues increased to 39% in the third quarter of 1998 from 32% in the third quarter of 1997, primarily due to the effect of the decrease in total revenues and, to a lesser extent, higher costs relative to revenues at Comtest, due to the effect on revenues of the planned exit from its operations in the United Kingdom and Italy and costs associated with ongoing operational, organizational, and personnel changes. The Company expects to incur approximately $0.2 million of costs during the fourth quarter of 1998 in connection with the exit plans at Comtest. Research and development expenses decreased to $0.6 million in 1998 from $0.8 million in 1997, due to the impact of cost-reduction efforts, which began in 1997 and have continued throughout 1998, offset in part by costs associated with the development of a new product by the Company's Global Power Systems division.

    Interest income decreased to $0.2 million in the third quarter of 1998 from $0.3 million in the third quarter of 1997, primarily due to lower average invested balances. Interest expense was $0.3 million in both periods.

    The effective tax rates were 40% and 38% in the third quarter of 1998 and 1997, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of nondeductible expenses and state income taxes. The effective tax rate increased in 1998 due to a shift in the relative levels of income in the various jurisdictions in which the Company operates.

First Nine Months 1998 Compared With First Nine Months 1997

    Revenues decreased to $30.8 million in the first nine months of 1998 from $32.7 million in the first nine months of 1997. Revenues decreased $4.2 million due to lower demand for certain lower-margin products in Europe and $1.2 million as a result of lower sales of high-margin ESD-test equipment for the semiconductor industry due in part to unstable economic conditions in Asia, as discussed above. To a lesser extent, revenues decreased due to lower demand for power supply products. These decreases were offset in part by revenues from the Company's new EMC-test product, introduced in the third quarter of 1997, an increase in sales at Universal Voltronics, related to certain new OEM arrangements and an increase in revenues of $0.9 million at Milmega, acquired in 1997. In November 1998, the Company sold the business of Universal Voltronics (Note 5).

    The gross profit margin decreased to 44% in the first nine months of 1998 from 45% in the first nine months of 1997, primarily due to the reasons discussed in the results of operations for the third quarter.

    Selling, general, and administrative expenses as a percentage of revenues decreased to 33% in the first nine months of 1998 from 36% in the first nine months of 1997, primarily due to efficiencies gained from operational, organizational, and personnel changes implemented in 1997, offset in part by the costs of certain ongoing operational changes in 1998. Research and development expenses decreased to $2.1 million in 1998 from $2.7 million in 1997, primarily due to the completed development of certain new products in the third and fourth quarters of 1997, as well as the impact of cost-reduction efforts, offset in part by costs associated with the development of a new product by the Company's Global Power Systems division.

    Interest income decreased to $0.7 million in the first nine months of 1998 from $1.0 million in the first nine months of 1997, primarily due to lower average invested balances. Interest expense was $0.9 million in both periods.

    The effective tax rates were 40% and 38% in the first nine months of 1998 and 1997, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of nondeductible expenses and state income taxes. The effective tax rate increased in 1998 due to a shift in the relative levels of income in the various jurisdictions in which the Company operates.

Liquidity and Capital Resources

    Consolidated working capital was $28.0 million at October 3, 1998, compared with $29.9 million at January 3, 1998. Included in working capital are cash, cash equivalents, and available-for-sale investments of $15.4 million at October 3, 1998, compared with $17.6 million at January 3, 1998. During the first nine months of 1998, $0.6 million of cash was provided by operating activities. Cash of $1.7 million was provided by a decrease in accounts receivable, primarily due to the decrease in revenues. Cash of $2.1 million was used to reduce accounts payable and other current liabilities, primarily as a result of decreased business activity, while cash of $1.3 million was used to fund an increase in inventories, primarily due to an increase in unbilled contract costs and fees earned under certain government contracts.

    Excluding available-for-sale investment activity, the Company's investing activities in the first nine months of 1998 consisted primarily of $0.9 million of expenditures for purchases of property, plant, and equipment. The Company expects to make capital expenditures of approximately $0.4 million during the remainder of 1998.

    The Company's financing activities used $2.1 million of cash during the first nine months of 1998. In April and December 1997, the Company's Board of Directors authorized the repurchase by the Company, through various dates ending December 16, 1998, of up to $15.0 million of its own securities, to be funded from working capital. During the first nine months of 1998, the Company expended $3.4 million under these authorizations. The Company does not currently intend to repurchase any additional securities under these authorizations.

    The Company expects to have positive cash flow from its existing operations. Although the Company does not presently intend to actively seek to acquire additional businesses in the near future, it may acquire one or more complementary businesses if they are presented to the Company on terms the Company believes to be attractive. Such acquisitions may require significant amounts of cash. The Company expects that it will finance any such acquisitions through a combination of internal funds and/or short-term borrowings from Thermo Electron Corporation or Thermedics Inc., although there is no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.

Year 2000

    The Company continues to assess the potential impact of the year 2000 on the Company's internal business systems, products, and operations. The Company's year 2000 initiatives include (i) testing and upgrading internal business systems and facilities; (ii) testing and developing necessary upgrades for the Company's current products and certain discontinued products; (iii) contacting key suppliers, vendors, and

                               THERMO VOLTEK CORP.
Year 2000 (continued)

customers to determine their year 2000 compliance status; and (iv) developing contingency plans.

The Company's State of Readiness

    The Company has tested and evaluated its critical information technology systems for year 2000 compliance, including its significant computer systems, software applications, and related equipment. The Company is currently in the process of upgrading or replacing its noncompliant systems. The Company expects that all of its material information-technology systems will be year 2000 compliant by the end of 1999. The Company is also evaluating the potential year 2000 impact on its facilities, including its buildings and utility systems. Any problems that are identified will be prioritized and remediated based on their assigned priority. The Company will continue periodic testing of its critical internal business systems and facilities in an effort to minimize operating disruptions due to year 2000 issues.

    The Company believes that all of the material products that it currently manufactures and sells are year 2000 compliant. However, as many of the Company's products are complex, interact with third-party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products. The Company believes that certain of its older products, which it no longer manufactures or sells, may not be year 2000 compliant. The Company is continuing to test and evaluate such products and may offer upgrades or alternative products where reasonably practicable.

    The Company is in the process of identifying and contacting suppliers, vendors, and customers that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness. As part of this effort, the Company is developing questionnaires relating to year 2000 compliance and intends to distribute them to its significant suppliers, vendors, and customers. The Company intends to follow-up and monitor the year 2000 compliant progress of significant suppliers, vendors, and customers that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires.

Contingency Plans

    The Company intends to develop a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems. These plans may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products and significant suppliers, vendors, and customers, it will modify and adjust its contingency plan as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

    As of October 3, 1998, costs incurred by the Company in connection with the year 2000 issue have not been material. The total cost of year 2000 remediation is not expected to exceed $100,000, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance.

Risks of the Company's Year 2000 Issues

    While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays. Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. If any of the Company's material suppliers, vendors, or customers experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. The Company's research and development, production, distribution, financial, administrative, and communications operations might be disrupted. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

(b) Reports on Form 8-K

    On August 13, 1998, the Company filed a Current Report on Form 8-K, dated August 12, 1998, with respect to Thermo Electron Corporation's proposed reorganization plan including, among other things, Thermedics Inc.'s equity interest in the Company being transferred to Thermo Electron in exchange for shares of Thermedics common stock held by Thermo Electron.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of November 1998.

                                         THERMO VOLTEK CORP.



                                         Paul F. Kelleher
                                         -----------------------------
                                         Paul F. Kelleher
                                         Chief Accounting Officer



                                         John N. Hatsopoulos
                                         -----------------------------
                                         John N. Hatsopoulos
                                         Chief Financial Officer and
                                            Senior Vice President

                               THERMO VOLTEK CORP.
                                  EXHIBIT INDEX


Exhibit
Number     Description of Exhibit
---------------------------------------------------------------------------
  27       Financial Data Schedule.